Form 10-Q
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1995-05-22
CIK 763978

FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549


Nine Months ended March 31, 1995                  Commission File Number
                                                       2-96042


                 CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                     A CALIFORNIA LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)



     California                              77-0049671
State or other jurisdiction             I.R.S. employer
of organization                         identification number

4700 Roseville Road, Suite 101, North Highlands, California 95660
(Address of Principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (916)331-8080


Former name, former address and former fiscal year, if changed since last
year      Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  No ___

PART 1 - FINANCIAL INFORMATION

                  Capital Builders Development Properties
                    (A California Limited Partnership)

                               BALANCE SHEETS
                                               March 31    December 31
                                                   1995           1994
  ASSETS
  Cash and cash equivalents                     $22,795         $4,899
  Accounts receivable, net                      181,643        195,973
  Investment property, at cost,
  net of accumulated depreciation
  and amortization of $2,034,015
  and $2,029,925 at March 31,
  1995, and December 31, 1994,
  respectively, and a valuation
  allowance of $742,000.
                                              7,807,166      7,944,599
    Lease commissions, net of
     accumulated amortization of
     $72,419 and $89,681 at March
     31, 1995 and December 31,1994,
     respectively                               103,529        113,694

    Other assets, net of accumulated
      amortization of $59,147 and
      $53,668 at March 31, 1995 and
      December 31, 1994, respectively            67,343         69,139

  Minority Interest                             345,754        290,314

            Total assets                     $8,528,230     $8,618,618

  LIABILITIES AND PARTNERS' EQUITY
    Loan payable to affiliate                $1,110,961     $1,010,405
    Notes payable                             6,701,781      6,699,864
    Accounts payable and accrued
      liabilities                                76,544        117,530
    Tenant deposits                              99,471        106,309

            Total liabilities                 7,988,757      7,934,108

    Partners' Equity:
      General partner                          (50,979)       (50,979)
      Limited partners                          590,452        735,489

            Total partners' equity              539,473        684,510

    Commitments and contingencies

      Total liabilities and
        partners' equity                     $8,528,230     $8,618,618

  See accompanying notes to the financial statements.

                  Capital Builders Development Properties
                    (A California Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31,

                                                   1995           1994
  Revenues
    Rental and other income                    $321,974       $286,324
    Interest income                                 592            312

            Total revenues                      322,566        286,636

  Expenses
    Operating expenses                           57,819         63,577
    Repairs and maintenance                      30,512         32,536
    Property taxes                               24,194         23,920
    Interest                                    197,726        149,148
    General and administrative                   34,669         34,986
    Depreciation and
      amortization                              158,122        217,079

            Total expenses                      503,042        521,246

    Loss before minority interest             (180,476)      (234,610)

  Minority interest in joint venture           (35,440)       (31,608)

  Net loss                                    (145,037)      (203,002)

  Allocated to general partners                 (1,450)        (2,030)

  Allocated to limited partners              ($143,587)     ($200,972)

  Net loss per limited partnership unit        ($10.41)       ($14.57)

  Average units outstanding                      13,787         13,787

  See accompanying notes to the financial statements.

                 Capital Builders Development Properties II
                     (A California Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31
                                                   1995           1994
  Cash flows from operating activities:
    Net loss                                 ($145,037)     ($203,002)
      Adjustments to reconcile net loss
        to cash flow used in operating
        activities:
    Depreciation and amortization               158,122        217,079
    Minority interest in joint venture         (35,440)       (31,608)
    Changes in assets and liabilities
      Decrease in accounts
        receivable                               14,330         23,189
      Increase in leasing commissions             (982)       (22,138)
      Increase in other assets                  (3,683)        (5,519)
      (Decrease)/Increase in accounts
        payable and accrued liabilities        (40,986)         40,292
      Decrease in tenant deposits               (6,838)        (2,341)

  Net cash (used in) provided by
    by operating activities                    (60,514)         17,946

  Cash flows from investing activities:
    Improvements to investment properties       (4,063)       (98,874)
    Distribution to minority interest          (20,000)        (5,600)

 Net cash used in investing activities         (24,063)      (104,474)

  Cash flows from financing activities:
    Proceeds from notes payable, net              1,917         87,180
    Proceeds on loans payable
      to affiliate                              100,556          5,287

 Net cash provided byfinancing activities       102,473         92,467

 Net increase in cash                            17,896          5,939

  Cash, beginning of period                       4,899         25,219

  Cash, end of period                           $22,795        $31,158

  See accompanying notes to the financial statements.

                    Capital Builders Development Properties
                    (A California Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
          ORGANIZATION

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting
The financial statements of Capital Builders Development Properties (The "Partnership") are prepared on the accrual basis and therefore revenue is recorded as earned and costs and expenses are recorded as incurred. Certain prior year amounts have been reclassified to conform to current year classifications.

Principles of Consolidation
The consolidated financial statements include the accounts of the company and its majority-owned subsidiary (60 percent), Capital Builders Roseville Venture. The remaining 40 percent is owned by Capital Builders Development Properties II, a California Limited Partnership and affiliate of the Partnership as they have the same General Partner. All significant intercompany accounts and transactions have been eliminated.

Organization
Capital Builders Development Properties, a California Limited Partnership, is owned under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California corporation (CB). The Associate General Partners are: 1) the sole shareholder, President and Director of CB, 2) four founders of CB, two of which are members of the Board of Directors.

The Partnership is in the business of acquiring land for developing commercial properties for lease and eventual sale.

Investment Properties
The Partnership's investment property account consists of commercial land and buildings that are carried at the lower of cost, net of accumulated depreciation and amortization, or their net realizable value. Net realizable  value  is  based  upon  an appraisal  of  the  property  by  an
independent  appraiser  and  management's  assessment  of  current   market
conditions. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes.

Other Assets
Included in other assets are loan fees. Loan fees are amortized over the life of the related notes.

Lease Commissions

Lease commissions are being amortized over the related lease terms.



Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1995 and 1994.

Statement of Cash Flows

For purposes of statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.


NOTE 2 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE
          ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a portion of the sales commissions payable by the partnership with respect to the sale of the Partnership units; an acquisition fee of up to 12.5 percent of gross proceeds from the sale of the Partnership units; a property management fee up to 6 percent of gross revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3 percent of the gross sales price of the properties; and a subordinated 25 percent share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5 percent of gross revenues collected.

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20 percent of the gross proceeds from sales of partnership units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33 percent of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the partnership, 27.5% of these fees were paid to the partnership's related parties, leaving a remaining maximum of 5.5% ($379,143) of the gross offering proceeds. The ultimate amount of these costs will be determined once the properties are fully developed and leveraged.

The total management fees paid to the Managing General Partner were $14,780 and $14,158 for the three months ending March 31, 1995 and 1994, respectively, while total reimbursement of expenses were $25,236 and $26,991, respectively.

NOTE 3 - INVESTMENT PROPERTIES

The  components of the investment property account at March  31,  1995  and
December 31, 1994 are as follows:
                                         March 31,   December 31,
                                              1995           1994
Land                                    $2,641,557     $2,641,557
Building and Improvements                6,308,700      6,308,700
Tenant Improvements                      1,632,924      1,766,267
Investment properties, at cost          10,583,181     10,716,524
Less:  accumulated depreciation
        and amortization               (2,034,015)    (2,029,925)
       valuation allowance               (742,000)      (742,000)
  Investment property, net             $ 7,807,166    $ 7,944,599


NOTE 4 - LOAN PAYABLE TO AFFILIATE

The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related partnership which has the same General Partner. The loan bears interest, which is paid monthly, at approximately the same rate charged to it by a bank for similar borrowing, which was 10.5 and 7.5 percent March 31, 1995 and 1994, respectively. Interest expense incurred on the loan was $25,555 and $15,349 in 1995 and 1994, respectively. The loan is unsecured and is due and payable on demand.

Notes payable consists of the following:
                                                  March 31,    December 31,
                                                       1995            1994
Construction  loan  of   $3,300,000
with  interest  at  prime  plus   2
percent    which    was    modified
effective April 1, 1992  as  a  new
mini-permanent loan  of  $3,440,000
due  April 1, 1997.  The note bears
interest at bank commercial lending
rate  (8.5  percent (at  March  31,
1995)plus 2.0 percent with a  floor
of  8.5  percent and a  ceiling  of
9.75%  as of May 31, 1995.  Ceiling
will  then  increase to 10.75%  for
the  remaining life  of  the  loan.
The  note  provides for  additional
cash  draws as additional lease  up
of  the  project  is  obtained  and
certain    expense    ratios    are
maintained.     The     note     is
collateralized by a first  deed  of
trust  on  the land, buildings  and
improvements and is guaranteed by
the General Partner.                             $3,322,581      $3,314,188

Mini-permanent loan  of  $3,400,000
has  been  modified effective  June
23,  1994  as  a new mini-permanent
loan  of  $3,400,000, due June  25,
1999.   The  note requires  monthly
principal and interest payments and
bears interest  at bank prime  (9.0
percent at March 31, 1995) plus 1.5
percent   with  a  floor  of   6.75
percent.      The      note      is
collateralized by a first  deed  of
trust  on  the land, buildings  and
improvements, and is guaranteed by
the General Partner.                              3,379,200       3,385,676

Total notes payable                              $6,701,781      $6,699,864


NOTE 6 - RENTAL LEASES

The Partnership leases its properties under long-term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under theses leases for the years ending December 31 are as follows:

               1996                       $912,503
               1997                        588,207
               1998                        430,496
               1999                        235,154
               2000 and thereafter         342,648

               Total                    $2,509,008


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability, if any, under any pending litigation would not materially affect its financial condition or operations.

        ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership commenced operations on September 19, 1985 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash has been from the sale of Limited Partnership Units. Through the offering of Units, the Partnership has raised $6,893,500 (represented by 13,787 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units has been used to acquire land for the development of an office/industrial project and 60 percent interest in the development of an office project.
The Partnership's primary current sources of cash are from property rental income, additional draws on its $3,440,000 mini-permanent loan and loans from affiliate. As of March 31, 1995, $3,336,000 had been drawn on the loan, leaving a remaining line of $104,000. The terms of such financing are described in Note 5 of the Partnership's Financial Statements.

It  is  the  Partnership's  investment goal  to  utilize  existing  capital resources for the continued lease up (tenant improvements and leasing commissions) and the further development of its investment properties. Funds for these commitments are obtained from property income, additional advances on the mini-permanent loan, loans from affiliate or existing cash reserves. The Partnership is expected to incur $104,000 in lease up and improvement costs which will be funded by additional draws on the mini-permanent loan. The Partnership's financial resources appear to be adequate to meet current year obligations and no adverse change in liquidity is foreseen.

RESULTS OF OPERATIONS

The Partnership's total revenues increased by $35,930 (12.5%) for the three months ended March 31, 1995 as compared to March 31, 1994, while expenses also decreased by $18,203 (3.5%) for the same respective period. In addition, the minority interest in net loss has decreased by $3,832 in 1995 compared to 1994, all resulting in a decrease in net loss of $57,965 (28.5%) for months ended March 31, 1995 as compared to March 31, 1994.

The increase in revenues is due to an increase in occupancy at Plaza de Oro. Plaza de Oro experienced a lease up of 12,085 square feet of industrial and 1,241 of office space subsequent to the first quarter of 1994. The majority of this space is still incurring free rent but will begin receiving rent in the second quarter of 1995.

The decrease in expenses is due to a decrease in deprecation and amortization of $58,957 (27.2%), a decrease in operating expenses of $5,758 (9.1%), and a decrease in repairs and maintenance of $2,024 (6.2%). The decrease in depreciation is due to an adjustment made in the first quarter of 1994 that resulted from a change in accounting estimate of the useful life of tenant improvement costs. The decrease in operating expenses and repairs and maintenance is due to the continued implementation of cost cutting programs.

The remaining increase in expenses is due to an increase in interest of $48,578 (32.5%) which is the result of interest rate increases (see Notes 4 and 5) on the affiliate loan and mini-permanent loans. The increase also is the result of additional draws on both the affiliate loan and mini-permanent loans.

Item 1  - Legal Proceeding
          The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings.

Item 2  - Not applicable

Item 3  - Not applicable

Item 4  - Not applicable

Item 5  - Not applicable

Item 6  - Exhibits and Reports on Form 8-K

        (a)    Exhibits - None
        (b)    Reports on Form 8-K - None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, hereunto dully authorized.

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                         a California Limited Partnership

                         By:  Capital Builders, Inc.
                        Its Corporate General Partner


Date:  May 5, 1995       By: ______________________________________
                              Michael J. Metzger
                              President


Date:  May 5, 1995       By: ______________________________________
                              Kenneth L. Buckler
                              Chief Financial Officer