Form 10-Q
period 1995-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1995-08-29
CIK 763978

FORM 10-Q



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



Six Months ended June 30, 1995  Commission File
Number: 2-96042



CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
A CALIFORNIA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)



State or other jurisdiction of organization:
CALIFORNIA

I.R.S. Employer Identification No.: 77-0049671

Address of Principal executive offices:

 4700 ROSEVILLE ROAD, SUITE 206, NORTH HIGHLANDS,
CALIFORNIA  95660

Telephone number, including area code:  (916)  331-
8080

Former name, former address and former fiscal year, if changed since last year:

4700 ROSEVILLE ROAD, SUITE 101, NORTH HIGHLANDS,
CALIFORNIA  95660

Indicate  by  check mark whether the registrant  (1)
has  filed  all  reports required  to  be  filed  by
Section  13 or 15(d) of the Securities Exchange  Act
of  1934  during  the preceding 12 months  (or  such
shorter  period that the registrant was required  to
file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X
No ___


PART 1 - FINANCIAL INFORMATION

                     Capital Builders Development Properties
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                                June 30    December 31
                                                   1995           1994
  ASSETS
    Cash and cash equivalents                   $27,184         $4,899
    Accounts receivable, net                    189,384        195,973
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $2,040,398
      and $2,029,925 at June 30, 1995
      and December 31, 1994, respec-
      tively, and a valuation allowance
      of $742,000                             7,684,263      7,944,599

    Lease commissions, net of accumulated        99,888        113,694
      amortization of $68,308 and $89,681 at
      June 30, 1995 and December 31,
      1994, respectively

    Other assets, net of accumulated
      amortization of $64,626 and
      $53,668 at June 30, 1995 and
      December 31, 1994, respectively            60,603         69,139

  Minority Interest                             387,291        290,314

  Total assets                               $8,448,613     $8,618,618


  LIABILITIES AND PARTNERS' EQUITY
    Loan payable to affiliate                $1,140,298     $1,010,405
    Notes payable                             6,695,995      6,699,864
    Accounts payable and accrued liabilities     96,227        117,530
    Tenant deposits                             100,148        106,309

Total liabilities                             8,032,668      7,934,108

    Partners' Equity:
      General partner                          (53,665)       (50,979)
      Limited partners                          469,610        735,489

  Total partners' equity                        415,945        684,510

    Commitments and contingencies

      Total liabilities and
        partners' equity                     $8,448,613     $8,618,618


                      STATEMENTS OF OPERATIONS FOR THE MONTHS
                                 ENDED JUNE 30,

                                    1995           1995           1994           1994
                                   Three            Six          Three            Six
                                  Months         Months         Months         Months
                                   Ended          Ended          Ended          Ended
     Revenues
     Rental and other income    $319,201       $641,175       $305,097       $591,421
     Interest income                 594          1,186            154            466

     Total revenues              319,795        642,361        305,251        591,887

     Expenses
       Operating expenses         57,877        115,696         56,898        120,475
       Repairs and maintenance    37,076         67,588         33,024         65,560
       Property taxes             24,194         48,388         23,919         47,839
       Interest                  202,209        399,935        164,402        313,550
       General and administrative 18,591         53,260         21,664         56,650
       Depreciation and
         amortization            140,514        298,636        200,884        417,963

     Total expenses              480,461        983,503        500,791      1,022,037

     Loss before minority
     interest                  (160,666)      (341,142)      (195,540)      (430,150)

     Minority interest in joint
      venture                   (37,137)       (72,577)       (30,340)       (61,948)

     Net loss                  (123,529)      (268,565)      (165,200)      (368,202)

     Allocated to general
     partners                    (1,235)        (2,685)        (1,652)        (3,682)

     Allocated to limited
     partners                 ($122,294)     ($265,880)     ($163,548)     ($364,520)


     Net loss per limited
     partnership unit                ($8.87)       ($19.29)       ($11.86)       ($26.43)

     Average units outstanding    13,787         13,787         13,787         13,787



               STATEMENTS OF CASH FLOWS FOR THE MONTHS ENDED JUNE 30,
                                    1995           1995           1994           1994
                                   Three           Six           Three            Six
                                  Months         Months         Months         Months
                                   Ended          Ended          Ended          Ended
Cash flows from operating
activities:
  Net loss                    ($123,528)     ($268,565)     ($165,200)     ($368,202)
     Adjustments to reconcile
       net loss to cash flow
       used in operating
       activities:
     Depreciation and
       amortization              140,514        298,636        200,884        417,963
     Minority interest in
       joint venture            (37,137)       (72,577)       (30,340)       (61,948)
     Changes in assets and
        liabilities
     (Increase)/Decrease in
       accounts receivable       (7,741)          6,589       (28,467)        (5,278)
     Increase in leasing
       commissions               (5,630)        (6,612)       (10,027)       (32,165)
     (Decrease)/Increase in
       other assets                1,261        (2,422)       (36,672)       (42,191)
     Increase/(Decrease) in
      accounts payable and accrued
      liabilities                 19,683       (21,303)       (42,289)        (1,997)
     Increase/(Decrease) in
       tenant deposits               677        (6,161)          4,102          1,761
     Net cash (used in)
        provided by operating
        activities              (11,901)       (72,415)      (108,009)       (92,057)
     Cash flows from investing
       activities:
       Improvements to investment
        properties               (2,861)        (6,924)       (35,907)      (134,781)
       Distribution to minority
          interest               (4,400)       (24,400)       (20,000)       (25,600)
     Net cash used in investing
       activities                (7,261)       (31,324)       (55,907)      (160,381)

Cash flows from financing activities:
       (Payments)/Proceeds from
          notes payable, net     (5,786)        (3,869)         81,723        168,903
       Proceeds on loans payable
         to affiliate             29,337        129,893         92,495         97,782

     Net cash provided by
       financing activities       23,551        126,024        174,218        266,685

     Net increase in cash          4,389         22,285         10,302         14,247

     Cash, beginning of period    22,795          4,899         29,164         25,219

     Cash, end of period         $27,184        $27,184        $39,466        $39,466

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

The  total  management  fees paid  to  the  Managing
General Partner were $29,131 and $27,787 for the six
months  ending June 30, 1995 and 1994, respectively,
while  total reimbursement of expenses were  $45,152
and $54,588, respectively.


NOTE 3 - INVESTMENT PROPERTIES

The components of the investment property account at June 30, 1995 and December 31, 1994 are as follows:

                                          June 30,   December 31,
                                              1995           1994
Land                                   $ 2,641,557    $ 2,641,557
Building and Improvements                6,311,958      6,308,700
Tenant Improvements                      1,513,146      1,766,267
Investment properties, at cost          10,466,661     10,716,524
Less:      accumulated depreciation
      and amortization                 (2,040,398)    (2,029,925)
     valuation allowance                 (742,000)      (742,000)

     Investment property, net          $ 7,684,263    $ 7,944,599


NOTE 4 - LOAN PAYABLE TO AFFILIATE
The  loan payable represents funds advanced  to  the
Roseville   Joint  Venture  from  Capital   Builders
Development  Properties II,  a  related  partnership
which  has the same General Partner.  The loan bears
interest,  which  is paid monthly, at  approximately
the  same  rate charged to it by a bank for  similar
borrowing, which was 10.5 and 8.75 percent June  30,
1995   and  1994,  respectively.   Interest  expense
incurred on the loan was $54,893 and $34,132 in 1995 and 1994, respectively. The loan is unsecured and is due and payable on demand.

                                               June 30,   December 31,
                                                   1995           1994

Construction loan of $3,300,000 with
interest at prime plus 2 percent which
was modified effective April 1, 1992 as a
new mini-permanent loan of $3,440,000 due
April 1, 1997.  The note bears interest
at bank commercial lending rate
(8.5 percent at June 30, 1995)
plus 2.0 percent with a floor of
8.5 percent and a ceiling of  10.75% for
the remaining life of the loan.  The note provides
 for additional cash draws as additional
lease up of the project is obtained and
certain expense ratios are maintained.  The
note is collateralized by a first deed of
trust on the land, buildings and improvements
and is guaranteed by the General Partner.    $3,320,840     $3,314,188

Mini-permanent loan of $3,400,000 has
been modified effective June 23, 1994 as
a new mini-permanent loan of  $3,400,000,
due June 25, 1999.  The note requires
monthly principal and interest payments
and bears interest  at bank prime (9.0
percent at June 30, 1995) plus 1.5
percent with a floor of 6.75 percent.  The
note is collateralized by a first deed of trust
on the land, buildings and improvements,
and is guaranteed by the General Partner.     3,375,155      3,385,676

Total notes payable                          $6,695,995     $6,699,864


NOTE 6 - RENTAL LEASES

The  Partnership leases its properties  under  long-
term  non-cancelable  operating  leases  to  various
tenants.    The   facilities  are   leased   through
agreements  for  rents based on the  square  footage
leased.   Minimum annual base rental payments  under
theses leases for the years ending December 31 are as follows:

                    1996               $ 1,203,233
                    1997                   986,523
                    1998                   640,640
                    1999                   464,399
                    2000 and thereafter    608,094

                    Total             $  3,902,889
                                          ========

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

The  Partnership's primary current sources  of  cash
are from property rental income, additional draws on
its  $3,440,000 mini-permanent loan and  loans  from
affiliate.  As of June 30, 1995, $3,345,000 had been
drawn  on  the  loan, leaving a  remaining  line  of
$95,000.   The terms of such financing are described
in Note 5 of the Partnership's Financial Statements.

It  is  the Partnership's investment goal to utilize
existing  capital resources for the continued  lease
up (tenant improvements and leasing commissions) and
the    further   development   of   its   investment
properties.    Funds  for  these   commitments   are
obtained  from property income, additional  advances
on  the mini-permanent loan, loans from affiliate or
existing cash reserves.  The Partnership is expected
to  incur $95,000 in lease up and improvement  costs
which will be funded by additional draws on the mini-
permanent    loan.   The   Partnership's   financial
resources appear to be adequate to meet current year
obligations,  but  due to the increase  in  interest
costs and the loss of a major office tenant at Plaza
De  Oro  (discussed  further  in  MDA's  Results  of
Operations  section), there is  the  possibility  of
adverse  change in the Partnership's liquidity.   In
order  to  improve  and stabilize the  Partnership's
financial   position  management   is   aggressively
marketing Plaza's vacant space and attempting to refinance existing debt.

Results of Operations
The   Partnership's  total  revenues  increased   by
$50,474  (8.5%)  for the six months ended  June  30,
1995  as  compared to June 30, 1994.  Total expenses
net   of  depreciation  also  increased  by  $80,793
(13.3%) mainly due to an increase in interest costs,
while  depreciation  expense decreased  by  $119,327
(28.5%)  for the six months ended June 30,  1995  as
compared  to  June  30,  1994.   In  addition,   the
minority  interest  in  net loss  has  decreased  by
$10,629   (17%)  in  1995  compared  to  1994,   all
resulting in a decrease in net loss of $99,637 (27%) for the six months ended June 30, 1995 as compared to June 30, 1994.

The increase in revenues is due to an increase in occupancy at Plaza de Oro. During the first six months of 1994 Plaza De Oro experienced an average occupancy of 77%, while in 1995 Plaza's occupancy consisted of 98%. The increase in occupancy was mainly due to the lease up of 12,085 square feet of industrial space during the first quarter of 1995.
Subsequent to June 30, 1995, a major tenant in the office building, who occupied approximately 7,193 of rentable space, prematurely terminated their lease, reducing Plaza's occupancy to 88%.

Expenses net of depreciation increased for the six months ended June 30, 1995 as compared to June 30, 1994 due to the net effect of:

a)   $4,779 (4%) decrease in operating expenses  due
to  continual cost cutting programs, b)  $3,390 (6%)
decrease in general administrative expenses  due  to
improved efficiencies. (see Note 2 for reduction  in
reimbursed  expenses to Managing  General  Partner),
c)  $86,385 (27.5%) increase in interest expense due
to  interest rate increases (see Notes 4 and  5)  on
the  affiliate loan and mini-permanent  loans.   The
increase   in  interest  also  is  the   result   of
additional  draws on the affiliate  loan  and  mini-
permanent  loans.  Management is in the  process  of
attempting to refinance the mini-permanent loans  to
take   advantage  of  lower  fixed  rate   financing
currently available.

Total  expenses including depreciation decreased  by
$38,534  for the six months ended June 30,  1995  as
compared  to  June  30,  1994.   The  decrease   was
primarily due to a decrease in depreciation  expense
of  $119,327 (28.5%).  The reduction of depreciation
was the result of tenant improvement costs that were
amortized  during  the first two  quarters  of  1994
became fully amortized in the third quarter of 1994.
Many  of  the suites who's improvements  were  fully
amortized were either leased or their leases renewed
without   requiring  any  major  tenant  improvement
buildout, therefore a minimal amount of depreciation was incurred for these suites in 1995.

                           PART II - OTHER INFORMATION



Item 1-                  Legal Proceeding
                         The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings.

Item 2                   Not applicable

Item 3                   Not applicable

Item 4                   Not applicable

Item 5                   Not applicable

Item 6                   Exhibits and
Reports on Form 8-K

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

  CAPITAL BUILDERS DEVELOPMENT PROPERTIES
  a California Limited Partnership

By:    Capital Builders, Inc.
       Its Corporate General Partner


Date:  August 11, 1995
By:  Michael J. Metzger
       President


Date:  August 11, 1995

By:    Kenneth L. Buckler
       Chief Financial Officer