Form 10-Q
period 1995-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1995-11-28
CIK 763978

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


Nine Months ended September 30, 1995         Commission File Number:  2-96042



                    CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



     California                                             77-0049671
State or other jurisdiction                                I.R.S. Employer
  of organization                                      Identification No.

4700 Roseville Road, Suite 206, North Highlands, California      95660
(Address of Principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (916)  331-8080


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


  PART 1 - FINANCIAL INFORMATION

                      Capital Builders Development Properties
                          (A California Limited Partnership)

                                  BALANCE SHEETS
                                                          September 30      December 31
                                                                  1995             1994
  ASSETS
    Cash and cash equivalents                                  $54,543           $4,899
    Accounts receivable, net                                   134,718          195,973
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $2,118,218
      and $2,029,925 at September 30,
      1995 and December 31, 1994,
      respectively, and a valuation
      allowance of $742,000                                  7,597,848        7,944,599

    Lease commissions, net of accumulated                      100,045          113,694
      amortization of $75,928 and $89,681 at
      September 30, 1995 and December 31,
      1994, respectively

    Other assets, net of accumulated
      amortization of $70,106 and
      $53,668 at September 30, 1995 and
      December 31, 1994, respectively                           54,130           69,139

  Minority Interest                                            428,154          290,314

                      Total assets                          $8,369,438       $8,618,618


  LIABILITIES AND PARTNERS' EQUITY
    Loan payable to affiliate                               $1,170,259       $1,010,405
    Notes payable                                            6,682,287        6,699,864
    Accounts payable and accrued
      liabilities                                              139,218          117,530
    Tenant deposits                                            109,359          106,309

                      Total liabilities                      8,101,123        7,934,108

    Partners' Equity:
      General partner                                         (55,141)         (50,979)
      Limited partners                                         323,456          735,489

  Total partners' equity                                       268,315          684,510

    Commitments and contingencies

      Total liabilities and
        partners' equity                                    $8,369,438       $8,618,618


                             STATEMENTS OF OPERATIONS
                        FOR THE MONTHS ENDED SEPTEMBER 30,

                                    1995           1995           1994           1994
                                   Three           Nine          Three           Nine
                                  Months         Months         Months         Months
                                   Ended          Ended          Ended          Ended

     Revenues
       Rental and other income  $304,978       $946,153       $326,424       $917,845
       Interest income               340          1,526            576          1,042

         Total revenues          305,318        947,679        327,000        918,887

     Expenses
       Operating expenses         66,970        182,666         67,442        187,917
       Repairs and maintenance    43,021        110,609         32,226         97,786
       Property taxes             18,555         66,943         24,199         72,038
       Interest                  203,204        603,139        171,407        484,957
       General and administrative 22,205         75,465         18,869         75,519
       Depreciation and
         amortization            139,851        438,487        176,220        594,183

          Total expenses         493,806      1,477,309        490,363      1,512,400

     Loss before minority
      interest                 (188,488)      (529,630)      (163,363)      (593,513)

     Minority interest in joint
      venture                   (40,862)      (113,439)       (24,276)       (86,224)

     Net loss                  (147,626)      (416,191)      (139,087)      (507,289)

     Allocated to general
      partners                   (1,477)        (4,162)        (1,391)        (5,073)

     Allocated to limited
     partners                 ($146,149)     ($412,029)     ($137,696)     ($502,216)


     Net loss per limited
     partnership unit               ($10.60)       ($29.88)       ($10.00)       ($36.43)

     Average units outstanding    13,787         13,787         13,787         13,787


                            STATEMENTS OF CASH FLOWS
                       FOR THE MONTHS ENDED SEPTEMBER 30,
                                    1995           1995           1994           1994
                                   Three           Nine          Three           Nine
                                  Months         Months         Months         Months
                                   Ended          Ended          Ended          Ended

     Cash flows from operating
     activities:
       Net loss               ($147,626)     ($416,191)     ($139,087)     ($507,289)
         Adjustments to
          reconcile net loss
           to cash flow used
          in operating
           activities:
       Depreciation and
        amortization             139,851        438,487        176,220        594,183
       Minority interest in
         joint venture          (40,862)      (113,439)       (24,276)       (86,224)
       Changes in assets and
      liabilities
         Decrease/(Increase) in
          accounts receivable     54,666         61,255        (5,943)       (11,221)
         Increase in leasing
          commissions            (9,355)       (15,967)       (13,617)       (45,782)
         Decrease/(Increase) in
          other assets               992        (1,430)          (289)       (42,480)
         Increase in accounts
          payable and accrued
           liabilities            42,991         21,688         29,700         27,703
         Increase in tenant
          deposits                 9,211          3,050          4,970          6,731

     Net cash provide by (used
      in) operating activities    49,868       (22,547)         27,678       (64,379)

     Cash flows from investing
     activities:
          Improvements to
          investment
          properties            (38,762)       (45,686)       (45,702)      (180,483)
          Distribution to
          minority interest            0       (24,400)       (32,800)       (58,400)

      Net cash used in investing
      activities                (38,762)       (70,086)       (78,502)      (238,883)

     Cash flows from financing
      activities:
       (Payments)/Proceeds from
      notes payable, net        (13,708)       (17,577)         20,504        189,407
       Proceeds on loans payable
         to affiliate             29,961        159,854         55,000        152,782

     Net cash provided by
     financing activities         16,253        142,277         75,504        342,189

     Net increase in cash         27,359         49,644         24,680         38,927

     Cash, beginning of period    27,184          4,899         39,466         25,219

     Cash, end of period         $54,543        $54,543        $64,146        $64,146


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


The total management fees paid to the Managing General Partner were $45,472 and $43,021 for the nine months ending September 30, 1995 and 1994, respectively, while total reimbursement of expenses were $75,377 and $84,009, respectively.


NOTE 3 - INVESTMENT PROPERTIES

The components of the investment property account at September 30, 1995 and December 31, 1994 are as follows:

                                  September 30,       December 31,
                                       1995               1994
Land                                   $ 2,641,557    $ 2,641,557
Building and Improvements                6,321,564      6,308,700
Tenant Improvements                      1,494,945      1,766,267
Investment properties, at cost          10,458,066     10,716,524
Less: accumulated depreciation
      and amortization                 (2,118,218)    (2,029,925)
     valuation allowance                 (742,000)      (742,000)

     Investment property, net          $ 7,597,848    $ 7,944,599


NOTE 4 - LOAN PAYABLE TO AFFILIATE
The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related partnership which has the same General Partner. The loan bears interest, which is paid monthly, at approximately the same rate charged to it by a bank for similar borrowing, which was 10.25 and 9.25 percent September 30, 1995 and 1994, respectively. Interest expense incurred on the loan was $84,854 and $55,141 in 1995 and 1994, respectively. The loan is unsecured and is due and payable on demand.


NOTE 5 - NOTES PAYABLE
Notes payable consists of the following:

                                   September 30,      December 31,
                                          1995            1994
Constructi
on loan of
$3,300,000
with
interest
at prime
plus 2
percent
which was
modified
effective
April 1,
1992 as a
new mini-
permanent
loan of
$3,440,000
due April
1, 1997.
The note
bears
interest
at bank
commercial
lending
rate (8.5
percent at
September
30, 1995)
plus 2.5
percent
with a
floor of
8.5
percent
and a
ceiling of
10.75% for
the
remaining
life of
the loan.
The note
provides
for
additional
cash draws
as
additional
lease up
of the
project is
obtained
and
certain
expense
ratios are
maintained
 .  The
note is
collateral
ized by a
first deed
of trust
on the
land,
buildings
and
improvemen
ts and is
guaranteed by the General Partner.  $3,316,457            $3,314,188

Mini-
permanent
loan of
$3,400,000
has been
modified
effective
June 23,
1994 as a
new mini-
permanent
loan of
$3,400,000
, due June
25, 1999.
The note
requires
monthly
principal
and
interest
payments
and bears
interest
at bank
prime
(8.75
percent at
September
30, 1995)
plus 1.5
percent
with a
floor of
6.75
percent.
The note
is
collateral
ized by a
first deed
of trust
on the
land,
buildings
and
improve
ments, and
is
guaranteed
by the
General Partner.                     3,365,830             3,385,676

Total notes payable                 $6,682,287            $6,699,864


NOTE 6 - RENTAL LEASES

The Partnership leases its properties under long-term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under theses leases for the years ending December 31 are as follows:

               1995                $ 1,175,780
               1996                    965,869
               1997                    659,649
               1998                    478,655
               1999 and thereafter     608,044

               Total               $ 3,887,997


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

The Partnership's primary current sources of cash are from property rental income, additional draws on its $3,440,000 mini-permanent loan and loans from affiliate. As of September 30, 1995, $3,345,000 had been drawn on the loan, leaving a remaining line of $95,000. The terms of such financing are described in Note 5 of the Partnership's Financial Statements.

It is the Partnership's investment goal to utilize existing capital resources for the continued lease up (tenant improvements and leasing commissions) and the further development of its investment properties. Funds for these commitments are obtained from property income, additional advances on the mini-permanent loan, loans from affiliate or existing cash reserves. The Partnership is expected to incur $95,000 in lease up and improvement costs on the existing building which will be funded by additional draws on the mini-permanent loan. The Partnership's financial resources appear to be adequate to meet current year obligations, but due to the increase in interest costs and the loss of a major office tenant at Plaza De Oro (discussed further in MDA's Results of Operations section), there is the possibility of adverse change in the Partnership's liquidity. In order to improve and stabilize the Partnership's financial position management is aggressively marketing Plaza's vacant space and attempting to refinance existing debt.


Results of Operations
The Partnership's total revenues increased by $28,792 (3.1%) for the nine months ended September 30, 1995 as compared to September 30, 1994. Total expenses net of depreciation also increased by $120,605 (13.1%) mainly due to an increase in interest costs, while depreciation expense decreased by $155,696 (26.2%) for the nine months ended September 30, 1995 as compared to September 30, 1994. In addition, the minority interest in net loss has increased by $27,215 (31.6%) in 1995 compared to 1994, all resulting in a decrease in net loss of $91,098 (18%) for the nine months ended September 30, 1995 as compared to September 30, 1994.

The increase in revenues is due to an increase in occupancy at Plaza de Oro. During the first six months of 1994 Plaza De Oro experienced an average occupancy of 77%, while in the first two quarters of 1995 Plaza's occupancy consisted of 98%. The increase in occupancy was mainly due to the lease up of 12,085 square feet of industrial space during the first quarter of 1995. Subsequent to the second quarter, a major tenant in the office building who occupied approximately 7,193 of rentable space, prematurely terminated their lease, reducing Plaza's occupancy to 88%.

Expenses net of depreciation increased for the nine months ended September 30, 1995 as compared to September 30, 1994 due to the net effect of:

a) $5,251 (2.8%) decrease in operating expenses due to continual cost cutting programs, b) $12,823 (13.1%) increase in repairs and maintenance mainly due to recarpeting and repainting two suites at Capital Professional Center, c) $5,095 (7%) decrease in property taxes due to a decrease in Plaza de Oro's assessed value, d) $118,182 (24.4%) increase in interest expense due to interest rate increases (see Notes 4 and 5) on the affiliate loan and mini-permanent loans. The increase in interest also is the result of additional draws on the affiliate loan and mini-permanent loans. Management is in the process of attempting to refinance the mini-permanent loans to take advantage of lower fixed rate financing currently available.

Total expenses including depreciation decreased by $35,091 for the nine months ended September 30, 1995 as compared to September 30, 1994. The decrease was primarily due to a decrease in depreciation expense of $155,696 (26.2%). The reduction of depreciation was the result of tenant improvement costs that were amortized during the first two quarters of 1994 became fully amortized in the third quarter of 1994. Many of the suites who's improvements were fully amortized were either leased or their leases renewed without requiring any major tenant improvement buildout, therefore a minimal amount of depreciation was incurred for these suites in 1995.


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

                         CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                         a California Limited Partnership

                         By:  Capital Builders, Inc.
                                  Its Corporate General Partner


Date:  November 3, 1995  Michael J. Metzger
                         President


Date:  November 3, 1995  Kenneth L. Buckler
                         Chief Financial Officer