Form 10-K
period 1995-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1996-04-03
CIK 763978

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

            [X]  Annual Report Pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934


For         the        fiscal        year         ended
Commission File Number
              December             31,             1995
2-96042

                    CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         California                      77-0049671
   (State  or other jurisdiction                (I.R.S.
Employer
of         incorporation        or        organization)
Identification No.)

4700   Roseville  Road,  Suite  206,  North  Highlands,
California  95660
(Address     of     principal    executive     offices)
Zip Code

Registrant's  telephone number,  including  area  code:
(916) 331-8080

Securities registered pursuant to Section 12(b) of  the
Act:  NONE

Securities registered pursuant to Section 12(g) of the
Act:  Limited Partnership Units

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days.    X Yes     No

As of December 31, 1995 the aggregate Limited
Partnership Units held by nonaffiliates of the registrant was 13,787. There is no market for the units.

Documents Incorporated by Reference

Limited Partnership Agreement dated May 1, 1985, filed as Exhibit 3.3, and the Amendment to the Limited
Partnership Agreement dated November 20, 1985 filed as
Exhibit 3.4 to Registration Statement No. 2-96042 of
Capital Builders Development Properties, A California
Limited Partnership, are hereby incorporated by reference into Part IV of this Form 10K.

PART I

ITEM 1.   BUSINESS

(a)  General Development of Business

Capital Builders Development Properties (the
"Partnership") is a publicly held limited partnership organized under the provisions of the California
Revised Limited Partnership Act pursuant to the Limited
Partnership Agreement dated December 13, 1984, as amended and restated as of May 1, 1985 (the
"Agreement").  The Partnership commenced on January 10,
1985, and shall continue in full force and effect until December 31, 2020 unless dissolved sooner by certain events as described in the Agreement. The Managing
General Partner is Capital Builders, Inc., a California
Corporation (CB).  The Associate General Partners are:
1) the sole shareholder, President and Director of CB,
2) four founders of CB, two of which are members of the Board of Directors of CB.

On September 19, 1985 the partnership sold 2,468
Limited Partnership Units for a total of $1,234,000.
From September 19, 1985, through May 1, 1986, the
Partnership sold an additional 11,319 units for a total of 13,787 Units. On May 1, 1986, the Partnership was closed to capital raising activity with a total of $6,893,500 proceeds raised from the offering. The
General Partners have contributed capital in the amount of $1,000 to the partnership for a 1% interest in the profits, losses, tax credits and distributions of the Partnership.

(b)  Financial Information about Industry Segments

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals or organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

(c)  Narrative Description of the Business

The Partnership's business objective is to acquire land and to develop research and development, light industrial, commercial retail, or office buildings for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. Consistent with the objective of realizing capital appreciation, it is the intent of the Partnership to distribute a portion of the permanent loans obtained by the Partnership upon the completion of development and the leasing of its Properties so as to provide the Limited Partners with a non-taxable return of capital in an amount of approximately 30-75% of their Capital Contributions. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values and the California recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership
Units have been used to acquire equity interest in one piece of land for development and a 60% equity interest in another for development in accordance with its investment objective.

On April 10, 1987, the Partnership entered into a joint venture called Capital Builders Roseville Venture
("JV") with Capital Builders Development Properties II
("CBDPII"), a California limited partnership.  The
Partnership and CBDPII are affiliated as they have the same General Partner. The Partnership contributed
$1,350,000 resulting in a 60 percent interest in the profits, losses and cash distributions of the JV. CB, the Managing General Partner of the Partnership, has the same rights and obligations with respect to the JV's operations and management as it may exercise as Managing General Partner of the Partnership. The JV shall continue in full force and effect until December
31, 2010 unless dissolved sooner by mutual agreement, sale of the investment property, default by a joint venture partner or by filing of bankruptcy by one of the joint partners.

The acquisition of the real estate is consistent with the Partnership objectives which are to acquire, develop, hold, maintain, lease, sell, or otherwise dispose of real property within the Western United
States (including the states of California, Oregon,
Washington, Arizona, Nevada, New Mexico, Utah,
Colorado, Hawaii, and Alaska), including without limitation, the acquisition of undeveloped land for development and construction of research and development, light industrial, commercial/retail, or office buildings thereon, and the acquisition of partially completed commercial real property developments for completion of development.

Although the Associate General Partners, Officers, and
Directors of the Managing General Partners are experienced in real property operation and management, they also may utilize independent advisors, agents, and workers, in addition to the Partnership employees, to assist them in the operation, leasing, maintenance and improvement of the Partnership's properties.

The Partnership has no full time employees but is managed by CB, the Managing General Partner.

ITEM 2.   PROPERTIES

The Partnership owns 100 percent equity interest in a property called Plaza de Oro ("PDO") and a 60 percent joint venture interest in another property called
Capital Professional Center ("CPC"). PDO is a two phase development. Phase I is a 71,600 square foot mixed-use project consisting of two multi-tenant buildings. Remaining improvements to complete the lease up of Phase I are tenant improvements and leasing commissions which are estimated to be $111,766. These improvements will be funded by property rental income, loans from affiliate, or existing cash reserves. Phase
II consists of 42,500 square foot corner pad which is planned for a 8,000-10,000 square foot building to be constructed on a build-to-suit basis. Phase II will not be developed until a build-to-suit tenant has been obtained. It will be funded by a new construction loan and cash reserves, pending a joint venture of the pad parcel. CPC is a 40,400 square foot office project consisting of two multi-tenant buildings which are completely developed. Both projects maintain adequate property and general liability insurance.

     Additional information about the individual properties as follows:

                              PDO                      CPC
     Ownership Percentage:    100%                     60%

     Acquisition Date:        December 19, 1985        April 13, 1987

     Location:                Rancho Cordova, California             Roseville,
California

     Present Monthly
          Effective Average
          Base Rent Per Square Foot:          $0.71         $1.48

     Square Footage Mix:
          Office              28,820                   40,397
          Industrial          33,825
          Retail              8,940

     Leased Occupancy at
       December 31: 1995      92%                      95%
                    1994      87%                      100%
                    1993      64%                      96%
                    1992      71%                      78%
                    1991      82%                      100%

     Current Year Depreciation:                $300,925          $233,236

     Method of Depreciation:  Straight Line            Straight Line

     Depreciation Life:       40 Years-Bldg. Improvements
40 Years-Bldg. Improvements
                             Life of Lease-Tenant       Life of Lease-Tenant
                                    Improvements                  Improvements

     Total cost:         $6,238,648                    $4,477,876

     Encumbrances:       $3,371,227                    $3,500,000


                                         PDO              CPC
Tenant occupying more
than 10 percent of square
footage and nature of
business:                 None                Coldwell Banker (Residential  Real
Estate Brokerage)
                                               USA   Properties   (Real   Estate
Developer)

Both of the Partnership's investment properties are held subject to encumbrances which are fully described under Note 6 of the Partnership's Financial Statements included under Item 8 which is incorporated herein by reference.

Both properties are being leased to a wide variety of tenants in a diversity of industries. Leases are typically three to five years in term and provide for free rent periods, at inception, equal to approximately one month per year of a lease term. Some leases contain options to extend the term of the lease.

The Partnerships investment properties are located in major urban areas and, therefore, must compete with properties of greater and lesser quality. Such competition is based primarily on rent, location, services and amenities. The properties are suitable for their current and anticipated use.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

None

                                 PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S LIMITED PARTNERSHIP
          INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public trading market for the Partnership's
Limited Partnership Units and it is not anticipated that a public trading market will develop.
Furthermore, the Partnership Agreement prohibits
Limited Partners from transferring Limited Partnership
Interests if such transfers would result in the dissolution of the Partnership for tax purposes under
Section 708 of the Internal Revenue Code.

As of December 31, 1995, there were 1,232 holders and 13,787 Limited Partnership units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The following constitutes a summary of selected consolidated financial data for the following periods
(000's omitted except net loss per limited partnership unit):

                              1995      1994      1993      1992      1991
     Revenues                 $1,262    $1,231    $1,075    $1,265    $1,296

     Net Loss                 ($594)    ($668)    ($1,036)  ($1,050)  ($431)

     Net Loss per Limited
      Partnership Unit        ($43)             ($48)               ($74)
($75)             ($31)

     Total Assets             $8,386    $8,619    $8,829    $9,806    $10,931
     Notes  and Loans Payable $8,102    $7,710    $7,291    $7,206    $7,193


(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on September 19,
1985 upon the sale of the minimum number of Limited
Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership
Units. Through the offering of Units, the Partnership has raised $6,893,500 (represented by 13,787 Limited
Partnership Units). Cash generated from the sale of Limited Partnership Units has been used to acquire land and for the development of a mixed use commercial project and a 60 percent interest in a commercial office project.

The Partnership's primary current sources of cash are from cash reserves, property rental income, additional draws on its $3,440,000 mini-permanent loan and loans from affiliate. As of December 31, 1995, $3,400,036 had been drawn on the mini-permanent loan, leaving a remaining line of $39,964, but due to the loss of certain office tenants during 1995, it is unlikely these remaining funds will be made available for further draws. The terms of such financing are described in Note 6 of the Notes to the Consolidated
Financial Statements.

It is the Partnership's investment goal to utilize existing capital resources for the continued lease up
(tenant improvements and leasing commissions) and the further development of its investment properties. The
Partnership is expected to incur $111,766 in lease up and improvement costs on the existing building which will be funded by cash reserves, property income and affiliate loans.

The Partnership's current financial resources do not appear to be adequate to meet current year obligations, due to an increase in interest costs and the loss of a major office tenant at Plaza De Oro
(discussed further in MDA's Results of Operations section). The possibility of adverse change in the Partnership's liquidity is likely unless additional leasing and the refinancing of Plaza De Oro takes place. To improve and stabilize the Partnership's financial position, management is aggressively marketing Plaza's vacant space and attempting to refinance existing debt. Management is also working on a Joint Venture of the pad parcel. This Joint
Venture will provide additional cash reserves for an ownership interest in the pad. A letter of intent has been executed and stating the Joint Venture will take place once a lease has been signed for the building to be constructed.

Impairment of Long Lived Assets

In March 1995, the Financial Accounting Standards
Board issued SFAS 121 [Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of]. This statement applies to financial statements for fiscal years beginning after December
15, 1995. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Additionally, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. It is management's opinion that applying the provisions of this statement will not have a significant effect on the Partnership's financial position.

Results of Operations

1995 vs 1994
The Partnership's total revenues increased by $30,191
(2.5%) in fiscal year 1995 compared to 1994. Total expenses net of depreciation also increased by $124,821 (9.8%), mainly due to an increase in interest costs, while depreciation expense decreased by $135,235 (17.8%) in fiscal year 1995 compared to 1994. In addition, the minority interest in net loss has increased by $32,561
(25.3%) in 1995 compared to 1994, all resulting in a decrease in net loss of $73,166 (11%) from fiscal year
1995 to 1994, respectively.

The increase in revenues is due to an increase in occupancy at Plaza de Oro. During the first six months of 1994 Plaza de Oro experienced an average occupancy of 77%, while in the first two quarters of 1995 Plaza's occupancy consisted of 98%. The increase in occupancy was mainly due to the lease up of 12,085 square feet of industrial space during the first quarter of 1995. Subsequent to the second quarter, a major tenant in the office building who occupied approximately 7,193 of rentable space, prematurely terminated their lease, reducing

Plaza's occupancy to 88%. Management has been successful in re-leasing 5,292 square feet of the suite, but an additional office tenant who occupied
2,042 square feet failed to renew its lease leaving
PDO at a 92% occupancy as of  December 31, 1995.

Expenses net of depreciation increased for the fiscal year 1995 as compared to 1994 due to the net effect of:

a) $24,242 (8.8%) decrease in operating expenses due to continual cost cutting programs, b) $12,828 (10%) increase in repairs and maintenance mainly due to recarpeting and repainting two suites at Capital
Professional Center, c) $5,991 (6.2%) decrease in property taxes due to a decrease in Plaza de Oro's assessed value, d) $4,680 (4.7%) decrease in general and administrative expenses due to improved efficiencies (see Note 2 of the Notes to the Consolidated Financial Statements for reduction in reimbursed expenses paid to Managing General Partner),
e) $146,906 (22%) increase in interest expense due to interest rate increases (see Notes 5 and 6 of the Notes to the Consolidated Financial Statements) on the affiliate loan and mini-permanent loans. The increase in interest is also the result of additional draws on the affiliate loan and mini-permanent loans.
Management has been successful in refinancing the mini-permanent loan at Capital Professional Center, reducing its interest rate by approximately 2%.
Management is also attempting to refinance Plaza de
Oro in order to take advantage of the same type of lower fixed rate financing.

Total expenses including depreciation decreased by $10,414 for the fiscal year 1995 compared to 1994.
The decrease was primarily due to a decrease in depreciation expense $135,235 (17.8%). The reduction of depreciation was the result of tenant improvement costs that were amortized during the first two quarters of 1994 became fully amortized in the third quarter of 1994. Many of the suites with improvements fully amortized were either leased or their leases renewed without requiring any major tenant improvement buildout, therefore a minimal amount of depreciation was incurred for these suites in 1995.

1994 vs 1993

The Partnership's total revenues increased by $156,550
(14.6%) in fiscal year 1994 compared to 1993 while expenses decreased by $264,654 (11.5%) for the same respective period. In addition, the minority interest in net loss of the joint venture has decreased by $53,288 in 1994 compared to 1993, all resulting in a decrease in net loss of $367,916 (35.5%) from fiscal year 1994 to 1993, respectively.

The increase in revenues is due to an increase in occupancy at both Capital Professional Center and Plaza de Oro. Capital Professional Center experienced a large amount of tenant turnover in the later part of 1992 and the beginning of 1993. The property has been successfully re-leased and is currently 100% occupied.
At Plaza de Oro approximately 16,500 square feet of office and industrial space has been leased during 1994, resulting in 87% occupancy at December 31, 1994.

The decrease in expenses is primarily due to a
decrease in depreciation and amortization of $361,296
(32.2%) which is the result of a depreciation
adjustment made in the fourth quarter of 1993.  This
adjustment was made in order for the financial
statements to reflect a change in accounting estimate
of the useful life of tenant improvement costs   The
remaining increases in expenses are due to the increase in operating expenses $24,886
(10%) and interest expense $81,124 (13.8%). The increase in operating expenses was due to an increase in janitorial and utility costs resulting from an increase in occupancy. Additionally, operating expenses increased due to an increase in bad debt expense. The increase in interest was the result of interest rate increases on the affiliate loan and mini-permanent loans. The increase is also the result of additional draws on both the affiliate loan and mini-permanent loans.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,   1995
AND 1994
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 1995, 1994 AND 1993
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR  THE
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 1995, 1994 AND 1993
NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULES

           SCHEDULE  III - REAL ESTATE AND  ACCUMULATED
DEPRECIATION

Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.


                          Independent Auditors' Report



The Partners
Capital Builders Development Properties:

We have audited the accompanying consolidated balance sheets of Capital Builders Development Properties, a
California Limited Partnership and subsidiary, as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the partnerships' management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders
Development Properties and subsidiary as of December
31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the partnership's negative cash flow position and significant debt service raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2.
The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


February 2, 1996                        -KPMG Peat Marwick
LLP

                    CONSOLIDATED BALANCE SHEETS
                                       December 31    December 31
                                              1995           1994
  ASSETS
    Cash and Cash Equivalents              $90,399         $4,899
    Accounts receivable, net               138,421        195,973
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $2,097,079
      and $2,029,925 and valuation allowance
      of $742,000 at December 31, 1995
      and 1994, respectively             7,485,195      7,944,599

    Lease commissions, net of accumulated
      amortization of $82,403 and $89,681 at
      December 31, 1995 and 1994 respectively92,202       113,694

    Other assets, net of accumulated
      amortization of $104,133 and
      $53,668 at December 31, 1995 and
      1994, respectively                    91,323         69,139

    Minority Interest                      487,968        290,314

                                        $8,385,508     $8,618,618


  LIABILITIES AND PARTNERS' EQUITY
    Loan payable to affiliate           $1,231,089     $1,010,405
    Notes payable                        6,871,227      6,699,864
    Accounts payable and accrued
      liabilities                           84,266        117,530
    Tenant deposits                        108,845        106,309

                                         8,295,427      7,934,108

    Commitments and contingencies
    Partners' Equity:
      General partners                    (56,923)       (50,979)
      Limited partners                     147,004        735,489

                                            90,081        684,510

      Total liabilities and
        partners' equity                $8,385,508     $8,618,618


  See accompanying notes to the consolidated financial statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31,


                                    1995           1994           1993

     Revenues
       Rental and other income$1,259,763     $1,229,812     $1,070,748
       Interest income             1,904          1,664          4,178

     Total revenues            1,261,667      1,231,476      1,074,926

     Expenses
       Operating expenses        249,236        273,478        248,592
       Repairs and maintenance   141,104        128,276        135,021
       Property taxes             90,226         96,217         95,008
       Interest                  817,817        670,911        589,787
       General and administrative 94,467         99,138        102,970
       Depreciation and
         amortization            624,501        759,736      1,121,032

     Total expenses            2,017,351      2,027,756      2,292,410

     Loss before minority interest(755,684)   (796,280)     (1,217,484)

     Minority interest in net loss
       of  joint venture       (161,255)      (128,685)      (181,973)

     Net loss                  (594,429)      (667,595)     (1,035,511)

     Allocated to general partners(5,944)       (6,676)       (10,355)

     Allocated to limited partners($588,485)($660,919) ($1,025,156)


     Net loss per limited
     partnership unit               ($42.68)       ($47.94)       ($74.36)

     Average units outstanding    13,787         13,787         13,787


     See accompanying notes to the consolidated financial statements.


  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
       YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                 Total
                                 General        Limited      Partners'
                                Partners       Partners         Equity

  Balance at December 31, 1992 ($33,948)     $2,421,564     $2,387,616

      Net loss                  (10,355)     (1,025,156)    (1,035,511)

  Balance at December 31, 1993  (44,303)      1,396,408      1,352,105

      Net loss                   (6,676)      (660,919)      (667,595)

  Balance at December 31, 1994  (50,979)        735,489        684,510

      Net Loss                   (5,944)      (588,485)      (594,429)

  Balance at December 31, 1995 ($56,923)       $147,004        $90,081



             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31,

                                              1995           1994           1993

  Cash flows from operating activities:
    Net loss                            ($594,429)     ($667,595)     ($1,035,511)
      Adjustments to reconcile net loss
        to cash flow used in operating
        activities:
    Depreciation and amortization          624,501        759,736      1,121,032
    Minority interest in joint venture   (161,255)      (128,685)      (181,973)
    Unpaid interest expense on loan payable115,684          - - -          - - -
        to affiliate
    Changes in assets and liabilities
      Decrease/(Increase) in accounts
        receivable                          57,552       (30,405)          4,444
      Increase in leasing commissions     (18,378)       (59,642)       (86,743)
      (Increase)/Decrease in other assets (72,650)       (75,440)          3,867
      (Decrease)/Increase in accounts payable
        and accrued liabilities           (33,264)         32,498         41,922
      Increase in tenant deposits            2,536          5,611         30,285

  Net cash used  in
     operating activities                 (79,703)      (163,922)      (102,677)

  Cash flows from investing activities:
    Improvements to investment properties (74,760)      (211,959)      (226,925)

  Net cash used in investing
    activities                            (74,760)      (211,959)      (226,925)

  Cash flows from financing activities:
    Proceeds from notes payable            171,363        238,757         35,186
    Proceeds on loans payable
      to affiliate                         105,000        180,405         50,000
    Distribution to minority interest     (36,400)       (63,601)       (14,800)


                                           239,963        355,561         70,386

  Net Increase/(Decrease) in cash           85,500       (20,320)      (259,216)

  Cash, beginning of period                  4,899         25,219        284,435

  Cash, end of period                      $90,399         $4,899        $25,219


  Supplemental disclosure:
  Cash paid for interest                  $703,741       $688,172       $589,787

  See accompanying notes to the consolidated financial statements.


                     Capital Builders Development Properties
                       (A California Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993

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

Organization
Capital Builders Development Properties, a California
Limited Partnership, is owned under the laws of the State of California. The Managing General Partner is
Capital Builders, Inc., a California corporation (CB).
The Associate General Partners are: 1) the sole shareholder, President and Director of CB, 2) four founders of CB, two of which are members of the Board of Directors of CB.

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals or organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

Investment Properties
The Partnership's investment property account consists of commercial land and buildings that are carried at the lower of cost, net of accumulated depreciation and amortization less valuation allowance for possible investment losses. The valuation allowance represents the excess carrying value of individual properties over their estimated net realizable value. The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets, both of which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized. Net realizable value is based upon an appraisal of the property by an independent appraiser and management's assessment of current market conditions. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes. Included in other assets are loan fees. Loan fees are amortized over the life of the related notes.

Lease Commissions

Lease commissions are being amortized over the related lease terms.

Income Taxes

The Partnership has no provision for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1995, 1994, and 1993.

Statement of Cash Flows

For purposes of statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - LIQUIDITY

The Partnership's viability as a going concern is dependent upon management's ability to continue the lease up of the Partnership's projects and the restructuring and refinancing of Plaza de Oro's Note
Payable.  See Note 6 of the Notes to Consolidated
Financial Statements for information of the Partnership's Note Payable.

For the year ended December 31, 1995, the Partnership incurred $(79,703) in negative cash flows from operating activities. These negative cash flows are the result of an increase in interest costs and the loss of a major tenant at Plaza de Oro. As indicated in Note 6 of the Notes to the Consolidated Financial
Statements, the Partnership's management was successful in refinancing Capital Professional Center with a fixed interest rate loan, reducing its annual interest rate by approximately 2%. However, due to financial ratio requirements of potential new lenders and current real estate market conditions, it is likely that Plaza de
Oro's current loan will require restructuring in order for the project to be refinanced and meet its future obligations. It is anticipated that Plaza de Oro will continue to produce negative cash flows unless its current loan is restructured and or refinanced.
Management is aggressively marketing the project's vacant suites and reviewing all options of loan restructure and refinancing. There can be no assurance the Company's restructuring efforts will be successful.

NOTE  3  - RELATED PARTY EXPENSE REIMBURSEMENT AND  FEE
ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.)
and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership.
These fees include: a portion of the sales commissions payable by the partnership with respect to the sale of the Partnership units; an acquisition fee of up to 12.5 percent of gross proceeds from the sale of the Partnership units; a property management fee up to 6 percent of gross revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3 percent of the gross sales price of the properties; and a subordinated 25 percent share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5 percent of gross rental revenues collected.

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

The total management fees paid to the Managing General
Partner were $60,897, $58,580 and $52,022 for the years ended December 31, 1995, 1994 and 1993, respectively, while total reimbursement of expenses were $102,669, $112,269 and $115,304, respectively.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account at December 31 are as follows:

                                     1995           1994
Land                              $ 2,641,557    $ 2,641,557
Building and Improvements           6,322,833      6,308,700
Tenant Improvements                 1,359,884      1,766,267
Investment properties, at cost     10,324,274     10,716,524
Less: accumulated depreciation
           and amortization       (2,097,079)    (2,029,925)
      valuation allowance        (   742,000)      (742,000)

     Investment property, net     $ 7,485,195    $ 7,944,599

NOTE 5 - LOAN PAYABLE TO AFFILIATE
The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders
Development Properties II, a related partnership which has the same General Partner. The loan bears interest, which is paid monthly, at approximately the same rate charged to it by a bank for other borrowings, which was 8.24 and 10 percent at December
31, 1995 and 1994, respectively. Interest expense incurred on the loan was $115,683, $78,425 and $58,900 in 1995, 1994 and 1993, respectively. The loan is unsecured and is due and payable on demand.

NOTE 6 - NOTES PAYABLE
Notes payable consist of the following at December 31:

<CAPTION
                                          1995                     1994
Construction loan of $3,300,000 with
interest at prime plus 2 percent which
was modified effective April 1, 1992 as a
new mini-permanent loan of $3,440,000 due
April 1, 1997.  The note bears interest
at bank commercial lending rate
(8.0 percent at December 31, 1995)
plus 2.5 percent with a floor of
8.5 percent and a ceiling of 10.75%
for the remaining life of the loan.
The note provides for additional cash draws
as additional lease up of the project is obtained
and certain expense ratios are maintained.  The
note is collateralized by a first deed of
trust on the land, buildings and improvements
and is guaranteed by the General Partner.$3,371,227         $3,314,188


The mini-permanent loan of $3,400,000
with interest at the bank's prime rate
(8.75 percent at December 31, 1995)
 plus 1.5 percent was refinanced with
a $3,500,000 mini-permanent fixed
interest rate loan on December 29,
1995.  The loan's fixed interest rate is
8.24% and requires monthly principal
and interest payment of $27,541, which
is sufficient to amortize the loan over 25
years.  The loan is due January 1, 2001.
The note is collatorized by a first deed of
trust on the land, buildings and
improvements.                       3,500,000                3,385,676

Total notes payable                $6,871,227               $6,699,864


Scheduled principal payments during 1996, 1997, 1998, 1999, and 2000 are
$74,498, $3,388,724, $51,983, $56,432 and $3,299,590, respectively.


NOTE 7 - RENTAL LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                         1996           $   989,928
                         1997                683,508
                         1998                498,905
                         1999                255,290
                         2000                148,407
                         Thereafter          204,397
                              Total     $2,780,435


NOTE  8  -  RECONCILIATION  TO  INCOME  TAX  METHOD  OF
ACCOUNTING

A reconciliation of the financial statement method of accounting to the Federal income tax method of accounting for the years ended December 31 are as follows:

                                                   1995           1994                1993
  Net loss - financial                       ($594,429)     ($667,595)        ($1,035,511)

  Increases
     resulting from:
     Book to tax difference in
      depreciation and amortization             265,630        372,829             684,497

     Net loss - tax method                   ($328,799)     ($294,766)          ($351,014)

  Partners' equity - financial                  $90,081       $684,510          $1,352,105

  Increases
    resulting from:
     Book to tax difference in depreciation
    and amortization and valuation allowance  2,066,363      1,800,733           1,427,904
  Selling expenses for partnership units      1,012,108      1,012,108           1,012,108
  Partners' equity - tax                     $3,168,552     $3,497,351          $3,792,117

  Taxable loss per Limited Partnership
    unit after giving effect to the taxable
    loss allocated to the General Partner          ($23.61)       ($21.17)             $25.21)



NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Partnership adopted the provisions of SFAS 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

The following methods and assumptions were used by the Partnership in estimating it's fair value disclosures for financial instruments.

     Cash, Accounts receivable, net, Accounts payable and accrued liabilities The carrying amount approximates fair value because of the short maturity of these instruments.

     Note payable
     The fair value of the Partnership's note payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of December 31, 1995 are as follows:

                                          Carrying        Estimated
                                            Amount       Fair Value
Assets
Cash                                  $     90,399          $90,399
Accounts receivable, net                   138,421          138,421

Liabilities
Loan payable to affiliate               $1,231,089              (A)
Accounts payable  &accrued liabilities     84,266            84,266
Note payable                             3,371,227              (B)
Note payable                             3,500,000        3,500,000

(A) It is not practicable to determine the fair value of the loan payable to affiliate as the Partnership could not borrow under similar terms or conditions from a third party.

(B) It is not practicable to determine the fair value of the note payable as it will require restructuring in order for the project to meet the future obligations of the note.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability, if any, under any pending litigation would not materially affect its financial condition or operations.

      PART III

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors. The Partnership is managed by Capital Builders, Inc. ("CB"), the Managing
General Partner. The following are the names and other information relating to the Managing General Partner.
No expiration date has been set for the term during which the Managing General Partner is to serve.

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing
General Partner. CB is a California corporation organized in May 1978, with its executive offices at 4700 Roseville Road, Suite 206, North Highlands,
California 95660 [telephone number (916)331-8080]. To date, CB has organized ten partnerships to engage in commercial real estate development. As the General
Partner, CB may be responsible for certain liabilities that a partnership it manages is unable to pay. In addition, CB, in the normal course of business, has guaranteed certain debt obligations of the partnerships it sponsored aggregating $3,440,000.

The officers, directors, and key personnel of CB are as
follows:
    Name                               Office
    Michael J. Metzger                 President and Director
    James F. Elder                     Director
    Michael C. Elder                   Director

Michael J. Metzger. Mr. Metzger, 51, is responsible for the general management of CB. Mr. Metzger assumed responsibility for the management of CB in December
1986. He was formerly the Executive Vice-President of The Elder-Nelson Company (EN) and its subsidiary, the Elder-Nelson Equities Corporation - affiliated companies which provided underwriting and administrative services to CB. Prior to joining EN in 1977, Mr. Metzger was Partner/General Manager for two years in his family's real estate contracting, development and syndication business. Mr. Metzger has also had five years of experience in manufacturing management and served as an Army Officer for four years. Mr. Metzger holds a B.S. degree in Business and Industrial Management as well as licenses in Real
Estate, Securities and Insurance.

James F. Elder. Mr. Elder, 52, is a founder of CB and remains active as a Director in the review of company operations. Mr. Elder is the Chairman and Chief
Executive Officer of SuperBus, Inc., a bus manufacturing company, where he has been active since
1986.  Mr. Elder was previously Executive Vice
President of CB from 1980 through 1986. Mr. Elder was also a founder and Director of The Elder-Nelson
Company, and its subsidiaries Elder-Nelson Equities
Corp., the Underwriter, in which he was active from 1977 to 1993. Mr. Elder was previously with a Newport
Beach based securities and insurance services firm from 1969 to 1977. Mr. Elder holds a BA degree in Business as well as licenses in Real Estate, Securities and Insurance.
Michael C. Elder.  Mr. Elder, 48, is a founder and
Vice President of CB and remains active as a Director in the review of company operations. Mr. Elder was also a founder, the President and Director of The Elder-
Nelson Company and its subsidiary Elder-Nelson Equities
Corporation, the Underwriter, in which he was active from 1977 to 1993. Mr. Elder is the brother of James
F. Elder; and was also with a Newport Beach based securities and insurance services firm from 1970 to 1977. Mr. Elder holds a B.A. degree in Business
Administration as well as licenses in Real Estate, Securities and Insurance.

ITEM 11.  EXECUTIVE COMPENSATION
The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under
Article IV of the Partnership Agreement to receive underwriting commission, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the partnership. The Managing General Partner's fees totaled $60,897 in 1995, consisting entirely of property management fees which are calculated as 5 percent of gross rental revenues collected.

In addition to the fees described above, the General
Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $102,669 in 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
The Managing General Partner contributed $1,000 to the
Partnership Capital accounts, however, no securities were issued in respect thereof. No person is known to the partnership to own beneficially more than 5 percent of the units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS
The partnership agreement (see Part IV, Item 14(a)(4)
Exhibits) which was executed in 1985, authorized the compensation set forth below to be paid to the Managing
General Partner and to affiliates of the Managing
General Partner.

During the year ended December 31, 1995, the Managing
General Partner and/or its affiliate received $102,669 for reimbursement of administrative services and $60,897 for property management and administrative fees.


                                     PART IV

ITEM  14.EXHIBITS  FINANCIAL STATEMENT  SCHEDULES,  AND
REPORTS ON FORM 8-K

EXHIBIT
NUMBEREXHIBIT

(a)                 1,2  See Item 8 of this Form 10-K
               for the Consolidated Financial
               Statements of the Partnership, Notes
               thereto, and Supplementary Schedules.
               An Index to Financial Statements and
               Schedules is included and incorporated
               herein by reference.

                     4   Limited Partnership Agreement
               dated May 1, 1985 filed as exhibit 3.3
               and the Amendment to the Limited
               Partnership Agreement dated November
               20, 1986 filed as exhibit 3.4 to
               Registration Statement No. 2-96042 of
               Capital Builders Development
               Properties, A California Limited
               Partnership are hereby incorporated by
               reference.

                   11    Statement regarding
               computation of per unit earnings is not
               included because the computation can be
               clearly determined from the material
               contained in this report.

(b)            Reports on Form 8-K

               The Partnership filed an 8-K dated
November 11, 1992.


  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Capital  Builders  Development  Properties   and
  Subsidiary
     A California Limited Partnership


     By CAPITAL BUILDERS, INC.,
     The Managing General Partner,
     For and On Behalf of the
     Capital Builders Development Properties
     A California Limited Partnership

_______________
Michael J. Metzger   President          March 10, 1996

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                               Title
Date

____________________              Associate     General
March 10, 1996
Michael J. Metzger            Partner; President and
                                Director   of   Capital
Builders,
                              Inc. ("CB")


____________________              Associate     General
March 10, 1996
James F. Elder                Partner and Director
                              of CB


____________________              Associate     General
March 10, 1996
Michael C. Elder              Partner and Director
                              of CB


____________________               Chief      Financial
March 10, 1996
Kenneth L. Buckler            Officer of CB



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The
Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1996.