Form 10-Q
period 1996-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1996-05-14
CIK 763978

FORM 10-Q



                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549



Three Months ended March 31, 1996   Commission File Number 2-96042



              CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                  A CALIFORNIA LIMITED PARTNERSHIP
       (Exact name of registrant as specified in its charter)



     California                                   77-0049671
State or other jurisdiction of                  I.R.S. Employer
organization                                   Identification No.

4700 Roseville Road, Suite 206, North Highlands, California 95660
(Address of Principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (916)331-8080


Former name, former address and former fiscal year, if changed since last year:

4700 Roseville Road, Suite 101, North Highlands, California  95660


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for  the  past  90 days.

Yes    X       No

  PART 1 - FINANCIAL INFORMATION

     Capital Builders Development Properties II
         (A California Limited Partnership)
                   BALANCE SHEETS



                                                        March 31     December 31
                                                            1996            1995
  ASSETS
    Cash and cash equivalents                            393,920         462,947
    Investment securities                              1,229,236       1,214,118
    Accounts receivable, net                             134,637         143,626
    Due from Joint Venture                             1,231,089       1,231,089
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $1,481,263
      and $1,474,003 at March 31, 1996,
      and December 31, 1995, respec-
      tively, and a valuation allowance
      of $742,000                                      6,679,328       6,694,302

    Lease commissions, net of accumulated
      amortization of $55,830 and $55,532
      at March 31, 1996, and December 31,
      1995, respectively                                  80,975          71,477

    Other assets, net of accumulated
      amortization of $5,236 and
      $3,885 at March 31, 1996 and
      December 31, 1995, respectively                    133,075         116,694

                      Total assets                     9,882,260       9,934,253

  LIABILITIES AND PARTNERS' EQUITY
    Note payable                                       4,972,372       4,986,374
    Accounts payable and accrued
      liabilities                                         13,114          14,535
    Tenant deposits                                       56,770          54,502
    Share of Joint Venture deficit                       536,953         487,968

                      Total liabilities                5,579,209       5,543,379


    Partners' Equity:
      General partner                                   (52,800)        (51,922)
      Limited partners                                 4,355,851       4,442,796

                      Total partners' equity           4,303,051       4,390,874

    Commitments and contingencies

      Total liabilities and
      partners' equity                                 9,882,260       9,934,253

See accompanying notes to the financial
statements.




 Capital Builders Development Properties II
     (A California Limited Partnership)
           STATEMENT OF OPERATIONS
        THREE MONTHS ENDED MARCH 31,

                                                  1996              1995
Revenues
  Rental and other income                           260,963           250,291
  Interest income                                    46,152            31,749

                    Total revenues                  307,115           282,040
Expenses
  Operating expenses                                 57,121            56,359
  Repairs and maintenance                            39,982            31,344
  Property taxes                                     18,581            16,456
  Interest                                          111,469            92,117
  General administrative                             43,064            40,155
  Depreciation and
    amortization                                     98,216           164,264

                      Total expenses                368,433           400,695

  Loss before Joint Venture                        (61,318)         (118,655)

  Loss on investment in Joint Venture              (26,504)          (35,440)

Net income (loss)                                  (87,822)         (154,095)

Allocated to general partners                         (878)           (1,541)

Allocated to limited partners                      (86,944)         (152,554)

Net loss per limited partnership unit                   (4)               (7)

Average units outstanding                            23,030            23,030






See accompanying notes to the financial
statements
\TABLE




 Capital Builders Development Properties II
     (A California Limited Partnership)

          STATEMENTS OF CASH FLOWS
     FOR THE MONTHS ENDED SEPTEMBER 30,






                                                 1996            1995
Cash flows from operating activities:
  Net loss                                        (87,822)      (154,095)
  Adjustments to reconcile net loss
     to cash flow used in operating
     activities:
  Depreciation and amortization                     98,216        164,264
  Equity in losses of Joint Venture                 26,504         35,440
  Changes in assets and liabilities
    Decrease in accounts receivable                  8,989         41,616
             Increase in leasing commissions      (16,988)       (14,158)
    Increase in other assets                      (20,262)        (3,518)
    Decrease in accounts payable
                     and accrued liabilities       (1,420)          (423)
    Increase in tenant deposits                      2,268          1,165

                    Net cash provided by
                     operating activities            9,485         70,291

  Cash flows from investing activities:
  Investment in securities                        (15,118)            ---
  Advances to Joint Venture                            ---      (100,556)
  Improvements to investment properties           (71,872)        (5,358)
  Distribution from Joint Venture                   22,480         20,000

                            Net cash used in
                            investing activities  (64,510)       (85,914)

  Cash flows from financing activities:
  Payments of debt                                (14,002)        (5,340)

                       Net cash provided by
                        financing activities      (14,002)        (5,340)

Net (decrease)/increase in cash                   (69,027)       (20,963)

Cash, beginning of period                          462,947        505,092

Cash, end of period                                393,920        484,129

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

Organization

Capital Builders Development Properties, a California Limited Partnership, is owned under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California corporation (CB). The Associate General Partners are: 1) the sole shareholder, President and Director of CB, 2) four founders of CB.

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

Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1996 and 1995.

Statement of Cash Flows

For purposes of statement of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to take estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - LIQUIDITY

The Partnership's viability as a going concern is dependent upon management's ability to continue the lease up of the Partnership's projects and the restructuring and refinancing of Plaza de Oro's Note Payable. See Note 6 of the Notes to Consolidated Financial Statements for information of the Partnership's Note Payable.

For the months ended March 31, 1996, the Partnership incurred $(71,144) in negative cash flows from operating activities. These negative cash flows are the result of an increase in interest costs and the loss of a major tenant at Plaza de Oro. As indicated in Note 6 of the Notes to the Consolidated Financial Statements, the Partnership's management was successful in refinancing Capital Professional Center with a fixed interest rate loan, reducing its annual interest rate by approximately 2%. However, due to financial ratio requirements of potential new lenders and current real estate market conditions, it is likely that Plaza de Oro's current loan will require restructuring in order for the project to be refinanced and meet its future obligations. It is anticipated that Plaza de Oro will continue to produce negative cash flows unless its current loan is restructured and or refinanced. Management is aggressively marketing the project's vacant suites and reviewing all options of loan restructure and refinancing. There can be no assurance the Company's restructuring efforts will be successful.

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

The total management fees paid to the Managing General Partner were $14,073 and $14,780 for the three months ending March 31, 1996 and 1995, respectively, while total reimbursement of expenses were $28,862 and $25,236, respectively.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account at March 31, 1996 and December 31, 1995 are as follows:

                                   March 31,     December 31,
                                      1996          1995
Land                              $ 2,641,557      2,641,557
Building and Improvements           6,325,746      6,322,833
Tenant Improvements                 1,284,520      1,359,884
Investment properties, at cost     10,251,823     10,324,274
Less: accumulated depreciation
       and amortization           (2,088,162)    (2,097,079)
      valuation allowance           (742,000)      (742,000)

      Investment property, net    $ 7,421,661    $ 7,485,195


NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related partnership which has the same General Partner. The loan bears interest, which is paid monthly, at approximately the same rate charged to it by a bank for similar borrowing, which was 8.25 and
10.5 percent March 31, 1996 and 1995, respectively. Interest expense incurred on the loan was $25,291 and $25,555 in 1996 and 1995, respectively. The loan is unsecured and is due and payable on demand.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:

                                               March 31      December 31,
                                                 1996            1995
Construction   loan  of   $3,300,000   with
interest at prime plus 2 percent which  was
modified effective April 1, 1992 as  a  new
mini-permanent loan of $3,440,000 due April
1,  1997.  The note bears interest at  bank
commercial lending rate (8.0% at March  31,
1996) plus 2.5% with a floor of 8.5% and  a
ceiling of  10.75%.  The note provides  for
additional  cash draws as additional  lease
up  of  the project is obtained and certain
expense ratios are maintained.  The note is
collateralized by a first deed of trust  on
the land, buildings and improvements and is
guaranteed by the General Partner.            $3,363,186      $3,371,227

The  mini-permanent loan of $3,400,000 with
interest  at  the bank's prime  rate  (8.75
percent  at  December 31,  1995)  plus  1.5
percent  was  refinanced with a  $3,500,000
mini-permanent fixed interest rate loan  on
December   29,  1995.   The  loan's   fixed
interest rate is 8.24% and requires monthly
principal and interest payment of  $27,541,
which  is  sufficient to amortize the  loan
over 25 years.  The loan is due January  1,
2001.   The  note  is collatoralized  by  a
first  deed of trust on the land, buildings
and improvements.                             $3,489,238      $3,500,000

Total notes payable                           $6,852,424      $6,871,227

NOTE 7 - RENTAL LEASES

The Partnership leases its properties under long-term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

               1996                $  989,928
               1997                   683,508
               1998                   498,905
               1999                   255,290
               2000                   148,407
               2001 and thereafter    204,397

               Total               $2,780,435

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Partnership's primary current sources of cash are from cash reserves, property rental income, additional draws on its $3,440,000 mini-permanent loan and loans from affiliate. As of March 31, 1996, $3,400,036 had been drawn on the mini-permanent loan, leaving a remaining line of $39,964, but due to the loss of certain office tenants during 1995, it is unlikely these remaining funds will be made available for further draws. The terms of such financing are described in Note 6 of the Notes to the Consolidated Financial Statements.

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


Results of Operations

The Partnership's total revenues decreased by $24,198 (7.5%) for the three months ended March 31, 1996, as compared to March 31, 1995, while expenses also decreased by $39,139 (7.8%) for the same respective period. In addition, the minority interest in net loss has decreased by $8,936 in 1996 compared to 1995, all resulting in a decrease in net loss of $6,006 (4.1%) for months ended March 31, 1996 as compared to March 31, 1995.

The decrease in revenues is due to a major tenant in the office building, who occupied approximately 7,193 of rentable square feet, prematurely terminated their lease in the third quarter of 1995. Management was successful in re-leasing 5,292 of this vacant space by the end of the first quarter of 1996.

Total expenses, including depreciation, decreased by $39,139 for the three months ended March 31, 1996, as compared to March 31, 1995, due to the net effect of: a) $5,073 (8.8%) increase in operating expenses due to an increase in utilities and marketing costs, b) $1,527 (5%) increase in repairs and maintenance due to the installation of an additional security door lock system at Capital Professional Center,
c) $13,874 (7%) decrease in interest due to the reduction of the interest rate resulting from the refinancing of Capital Professional Center, d) $4,995 (14.4%) increase in general and administration costs due to an increase in legal, investor services, and accounting costs, and e) $37,038 (23.4%) decrease in depreciation due to tenant improvement costs that were amortized during the first quarter became fully amortized by the end of 1995.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  May 10, 1996           By:
                                   Michael J. Metzger
                                   President


Date:  May 10, 1996           By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer