Form 10-Q
period 1996-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1996-08-29
CIK 763978

2



                              FORM 10-Q



                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549



Six Months ended June 30, 1996      Commission File Number 2-96042



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

Yes    X       No



             PART 1 - FINANCIAL INFORMATION

         Capital Builders Development  Properties
           (A California Limited Partnership)


                                                             June 30    December 31
                                                                1996             1995
   ASSETS
     Cash and cash equivalents                                  6,116           90,399
     Accounts receivable, net                                 145,508          138,421
     Investment property, at cost,
       net of accumulated depreciation
       and amortization of $2,039,698
       and $2,097,079 at June 30,
      1996 and December 31, 1995,
       respectively, and a valuation
       allowance of $742,000                                7,355,545        7,485,195

     Lease commissions, net of accumulated
       amortization of $81,452 and $82,403
       at June 30, 1996, and December 31,
       1995, respectively                                     115,171           92,202

     Other assets, net of accumulated
       amortization of $77,511 and
       $104,133 at June 30, 1996, and
       December 31, 1995, respectively                         76,819           91,323

    Minority Interest                                         624,687          487,968

                       Total assets                         8,323,846        8,385,508

   LIABILITIES AND PARTNERS' EQUITY
     Loan payable to affiliate                              1,419,299        1,231,089
     Notes payable                                          6,832,520        6,871,227
     Accounts payable and accrued
       liabilities                                            121,562           84,266
     Tenant deposits                                          103,932          108,845

                       Total liabilities                    8,477,313        8,295,427

     Partners' Equity:
       General partner                                       (59,381)         (56,923)
       Limited partners                                      (94,086)          147,004

                      Total partners' equity                (153,467)           90,081

     Commitments and contingencies

       Total liabilities and partner's equity               8,323,846        8,385,508

 See accompanying notes to the financial statements.


                                                  1996              1995            1995         1995
                                                 Three              Six             Three         Six
                                                 Months            Months          Months       Months
                                                 Ended             Ended            Ended        Ended

Revenues
  Rental and other income                           331,310           629,223       319,201       641,175
  Interest income                                       302               757           594         1,186

                    Total revenues                  331,612           629,980       319,795       642,361

Expenses
  Operating expenses                                 63,047            125,939        57,877       115,696
  Repairs and maintenance                            39,218            71,257        37,076        67,588
  Property taxes                                     24,372            48,744        24,194        48,388
   Interest                                         185,541           369,393       202,209       399,935
  General and administrative                         22,746            62,410        18,591        53,260
  Depreciation and
    amortization                                    120,938           242,022       140,514       298,636

                     Total expenses                 455,862           919,765       480,461       983,503

  Loss before minority interest                   (124,250)         (289,785)     (160,666)     (341,142)

Minority interest in joint venture                 (19,731)          (46,235)      (37,137)      (72,577)

Net loss                                          (104,519)         (243,550)     (123,529)     (268,565)

Allocated to general partners                       (1,045)           (2,435)       (1,235)       (2,685)

Allocated to limited partners                     (103,474)         (241,115)     (122,294)     (265,880)


Net loss per limited partnership unit                   (8)              (18)           (9)          (19)

Average units outstanding                            13,787            13,787        13,787        13,787


See accompanying notes to the financial
statements.

          STATEMENTS OF CASH FLOWS
         FOR MONTHS ENDED JUNE 30,

                                                 1996            1996            1995            1995
                                                 Three            Six            Three            Six
                                                Months          Months          Months          Months
                                                 Ended           Ended           Ended           Ended
Cash flows from operating activities:
  Net loss                                       (104,519)      (243,550)       (123,528)       (268,565)
  Adjustments to reconcile net loss
     to cash flow used in operating
     activities:
  Depreciation and amortization                    120,938        242,022         140,514         298,636
  Minority interest in joint venture              (19,731)       (46,235)        (37,137)        (72,577)
  Changes in assets and liabilities
    (Increase)/Decrease in                         (8,581)        (7,087)         (7,741)           6,589
     accounts receivable
    Increase in leasing commissions               (20,788)       (43,953)         (5,630)         (6,612)
    (Increase)/Decrease in other assets              (166)            342           1,261         (2,422)
    (Decrease)/Increase in accounts
      payable and accrued liabilities             (46,703)         37,296          19,683        (21,303)
    Increase/(Decrease) in tenant deposits           2,928        (4,913)             677         (6,161)

           Net cash (used in)
           provided by operating activities       (76,622)       (66,078)        (11,901)        (72,415)

Cash flows from investing activities:
  Improvements to investment properties           (36,823)       (77,228)         (2,861)         (6,924)

          Net cash used in investing
          activities                              (36,823)       (77,228)         (2,861)         (6,924)

Cash flows from financing activities:
  (Payments)/Proceeds from notes
     payable, net                                 (19,904)       (38,707)         (5,786)         (3,869)
  Proceeds on loans payable
    to affiliate                                   188,210        188,210          29,337         129,893
  Distribution to minority interest               (68,000)       (90,480)         (4,400)        (24,400)

                     Net cash provided by
                       financing activities        100,306         59,023          19,151         101,624

Net Increase in cash                              (13,139)       (84,283)           4,389          22,285

Cash, beginning of period                           19,255         90,399          22,795           4,899

Cash, end of period                                  6,116          6,116          27,184          27,184

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

For the six months ended June 30, 1996, the Partnership incurred $84,283 in negative cash flows from operating activities. These negative cash flows are the result of an increase in interest costs and the loss of a major tenant at Plaza de Oro. As indicated in Note 6 of the Notes to the Consolidated Financial Statements, the Partnership's management was successful in refinancing Capital Professional Center with a fixed interest rate loan, reducing its annual interest rate by approximately 2%. However, due to financial ratio requirements of potential new lenders and current real estate market conditions, it is likely that Plaza de Oro's current loan will require restructuring in order for the project to be refinanced and meet its future obligations. It is anticipated that Plaza de Oro will continue to produce negative cash flows unless its current loan is restructured and or refinanced. Management is aggressively marketing the project's vacant suites and reviewing all options of loan restructure and refinancing. There can be no assurance the Company's restructuring efforts will be successful.

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

The total management fees paid to the Managing General Partner were $30,383 and $29,131 for the six months ending June 30, 1996 and 1995, respectively, while total reimbursement of expenses were $57,756 and $45,152, respectively.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account at June 30, 1996 and December 31, 1995 are as follows:

                                    June 30,     December 31,
                                      1996          1995
Land                              $ 2,641,557      2,641,557
Building and Improvements           6,326,357      6,322,833
Tenant Improvements                 1,169,329      1,359,884
Investment properties, at cost     10,137,243     10,324,274
Less: accumulated depreciation
       and amortization           (2,039,698)    (2,097,079)
      valuation allowance           (742,000)      (742,000)

      Investment property, net$ 7,355,545        $ 7,485,195


NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related partnership which has the same General Partner. The loan bears interest, which is paid monthly, at approximately the same rate charged to it by a bank for similar borrowing, which was 8.24 and
10.5 percent June 30, 1996 and 1995, respectively. Interest expense incurred on the loan was $51,839 and $54,893 in 1996 and 1995, respectively. The loan is unsecured and is due and payable on demand.
NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:

                                                June 30      December 31,
                                                 1996            1995
Construction   loan  of   $3,300,000   with
interest at prime plus 2 percent which  was
modified effective April 1, 1992 as  a  new
mini-permanent loan of $3,440,000 due April
1,  1997.  The note bears interest at  bank
commercial lending rate (8.0% at  June  30,
1996) plus 2.5% with a floor of 8.5% and  a
ceiling of  10.75%.  The note provides  for
additional  cash draws as additional  lease
up  of  the project is obtained and certain
expense ratios are maintained.  The note is
collateralized by a first deed of trust  on
the land, buildings and improvements and is
guaranteed by the General Partner.
                                              $3,354,268      $3,371,227
The  mini-permanent loan of $3,400,000 with
interest  at  the bank's prime  rate  (8.75
percent  at  December 31,  1995)  plus  1.5
percent  was  refinanced with a  $3,500,000
mini-permanent fixed interest rate loan  on
December   29,  1995.   The  loan's   fixed
interest rate is 8.24% and requires monthly
principal and interest payment of  $27,541,
which  is  sufficient to amortize the  loan
over 25 years.  The loan is due January  1,
2001.   The  note  is collatoralized  by  a
first  deed of trust on the land, buildings
and improvements.
                                              $3,478,252      $3,500,000
Total notes payable                           $6,832,520      $6,871,227

NOTE 7 - RENTAL LEASES

The Partnership leases its properties under long-term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

               1996               $ 1,138,811
               1997                   908,362
               1998                   715,562
               1999                   383,770
               2000                   165,500
               2001 and thereafter    282,930

               Total               $3,594,935

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

The Partnership's primary current sources of cash are from cash reserves, property rental income, additional draws on its $3,440,000 mini-permanent loan and loans from affiliate. As of June 30, 1996, $3,400,036 had been drawn on the mini-permanent loan, leaving a remaining line of $39,964, but due to the loss of certain office tenants during 1995, it is unlikely these remaining funds will be made available for further draws. The terms of such financing are described in Note 6 of the Notes to the Consolidated Financial Statements.

It is the Partnership's investment goal to utilize existing capital resources for the continued lease up (tenant improvements and leasing commissions) and the further development of its investment properties. The Partnership is expected to incur $73,000 in lease up and improvement costs on the existing building which will be funded by cash reserves, property income and affiliate loans.

The Partnership's current financial resources do not appear to be adequate to meet current year obligations, due to an increase in interest costs and the loss of a major office tenant at Plaza de Oro (discussed further in MDA's Results of Operations section). The possibility of adverse change in the Partnership's liquidity is likely unless additional leasing and the refinancing of Plaza De Oro takes place. To improve and stabilize the Partnership's financial position, management is aggressively marketing Plaza's vacant space and attempting to refinance existing debt.
     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

The Partnership's total revenues decreased by $12,381 (1.9%) for the six months ended June 30, 1996, as compared to June 30, 1995, while expenses also decreased by $63,738 (6.5%) for the same respective period. In addition, the minority interest in net loss has decreased by $26,342 in 1996 compared to 1995, all resulting in a decrease in net loss of $25,015 (9.3%) for months ended June 30, 1996 as compared to June 30, 1995.

The decrease in revenues is due to a major tenant in the office building, who occupied approximately 7,193 of rentable square feet, prematurely terminated their lease in the third quarter of 1995. Management was successful in re-leasing 5,292 of this vacant space by the end of the first quarter of 1996.

Total expenses, including depreciation, decreased by $63,738 for the six months ended June 30, 1996, as compared to June 30, 1995, due to the net effect of: a) $10,243 (8.9%) increase in operating expenses due to an increase in utilities and marketing costs, b) $3,669 (5.4%) increase in repairs and maintenance due to the installation of an additional security door lock system at Capital Professional Center,
c) $30,542 (7.6%) decrease in interest due to the reduction of the interest rate resulting from the refinancing of Capital Professional Center, d) $9,150 (17.1%) increase in general and administration costs due to an increase in legal and investor services, plus due to the timing of accounting costs, and e) $56,614 (18.9%) decrease in depreciation due to tenant improvement costs that were amortized during the first two quarters of 1995 became fully amortized by the end of 1995.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  August 1, 1996              By:
                                   Michael J. Metzger
                                   President


Date:  August 1, 1996              By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer