Form 10-Q
period 1996-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1996-11-27
CIK 763978

16



                              FORM 10-Q



                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549



Nine Months ended September 30, 1996   Commission File Number 2-96042



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

Yes    X       No

          PART 1 - FINANCIAL INFORMATION

      Capital Builders Development  Properties
         (A California Limited Partnership)

             CONSOLIDATED BALANCE SHEET

                                                     September   December
                                                            30   31
                                                          1996         1995
  ASSETS
    Cash and cash equivalents                           10,343       90,399
    Accounts receivable, net                           143,115      138,421
    Investment property, at cost,
      net of accumulated depreciation
      and amortization of $2,134,051
      and $2,097,079 at September 30,
      1996 and December 31, 1995,
      respectively, and a valuation
      allowance of $742,000                          7,279,073    7,485,195
    Lease commissions, net of accumulated
      amortization of $93,517 and $82,403
      at September 30, 1996, and December 31,
      1995, respectively                               121,865       92,202
    Other assets, net of accumulated
      amortization of $84,589 and
      $104,133 at September 30, 1996, and
      December 31, 1995, respectively                   71,927       91,323
   Minority Interest                                   651,801      487,968

                      Total assets                   8,278,124    8,385,508

  LIABILITIES AND PARTNERS' EQUITY
    Loan payable to affiliate                        1,429,883    1,231,089
    Notes payable                                    6,816,100    6,871,227
    Accounts payable and accrued liabilities           165,860       84,266
    Tenant deposits                                    112,567      108,845

                      Total liabilities              8,524,410    8,295,427

    Commitments and contingencies
    Partners' Equity:
      General partner                                 (60,286)     (56,923)
      Limited partners                               (186,000)      147,004

                     Total partners' equity          (246,286)       90,081

      Total liabilities and partner's equity         8,278,124    8,385,508

  See accompanying notes to the financial
statements


CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE MONTHS ENDED SEPTEMBER 30,



                                          1996         1996        1995         1995
                                         Three         Nine       Three         Nine
                                         Months       Months      Months       Months
                                         Ended        Ended       Ended        Ended

Revenues
  Rental and other income               $329,277     $958,500    $304,978     $946,153
  Interest income                            322        1,079         340        1,526

                    Total revenues       329,599      959,579     305,318      947,679

Expenses
  Operating expenses                      67,865      193,804      66,970      182,666
  Repairs and maintenance                 28,665       99,922      43,021      110,609
  Property taxes                          24,372       73,116      18,555       66,943
  Interest                               187,836      557,229     203,204      603,139
  General and administrative              19,299       81,709      22,205       75,465
  Depreciation and  amortization         113,494      355,516     139,851      438,487

                     Total expenses      441,531    1,361,296     493,806    1,477,309

  Loss before minority interest        (111,932)    (401,717)   (188,488)    (529,630)

Minority interest in joint venture      (19,120)     (65,355)    (40,862)    (113,439)

Net loss                                (92,812)    (336,362)   (147,626)    (416,191)

Allocated to general partners              (929)      (3,364)     (1,477)      (4,162)

Allocated to limited partners          ($91,883)    ($332,998   ($146,149    ($412,029)
                                                            )           )


Net loss per limited partnership unit    ($6.65)     ($24.15)    ($10.60)     ($29.88)

Average units outstanding                 13,787       13,787      13,787       13,787


See accompanying notes to the
financial statements





          STATEMENTS OF CASH FLOWS
         FOR MONTHS ENDED JUNE 30,

                                                1996           1996         1995         1995
                                                Three          Nine        Three         Nine
                                               Months         Months       Months       Months
                                                Ended          Ended       Ended         Ended
Cash flows from operating activities:
  Net loss                                      (92,812)     (336,362)    (147,626)    (416,191)
  Adjustments to reconcile net loss
     to cash flow used in operating
activities:
  Depreciation and amortization                  113,494       355,516      139,851      438,487
  Minority interest in joint venture            (19,120)      (65,355)     (40,862)    (113,439)
  Changes in assets and liabilities
    Decrease/(Increase) in accounts                2,393       (4,694)       54,666       61,255
receivable
    Increase in leasing commissions             (18,759)      (62,712)      (9,355)     (15,967)
    (Increase)/Decrease in other assets          (2,187)       (1,845)          992      (1,430)
    Increase/(Decrease) in accounts
      payable and accrued liabilities             44,298        81,594       42,991       21,688
    Increase in tenant deposits                    8,635         3,722        9,211        3,050

                    Net cash (used in)
                     provided by operating        35,942      (30,136)       49,868     (22,547)
activities

Cash flows from investing activities:
  Improvements to investment properties         (17,879)      (95,107)     (38,762)     (45,686)

                  Net cash used in investing
                     activities                 (17,879)      (95,107)     (38,762)     (45,686)

Cash flows from financing activities:
  (Payments)/Proceeds from notes
     payable, net                               (16,420)      (55,127)     (13,708)     (17,577)
  Proceeds on loans payable to affiliate          10,584       198,794       29,961      159,854
  Distribution to minority interest              (8,000)      (98,480)                  (24,400)

                     Net cash provided by
                       financing activities     (13,836)        45,187       16,253      117,877

Net Increase in cash                               4,227      (80,056)       27,359       49,644

Cash, beginning of period                          6,116        90,399       27,184        4,899

Cash, end of period                               10,343        10,343       54,543       54,543




See accompanying notes to the financial
statements


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

Principles of Consolidation

The  consolidated  financial  statements include  the  accounts  of  the company  and  its  majority-owned  subsidiary  (60%),  Capital  Builders
Roseville Venture. The remaining 40% is owned by Capital Builders Development Properties II, a California Limited Partnership and affiliate of the Partnership, as they have the same General Partner. All significant intercompany accounts and transactions have been eliminated.

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

Investment Properties

The Partnership's investment property account consists of commercial land and buildings that are carried at the lower of cost, net of accumulated depreciation and amortization less valuation allowance for possible investment losses. The valuation allowance represents the excess carrying value of individual properties over their estimated net realizable value. The additions to the valuation allowance
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
        (CONTINUED)

for possible investment losses are recorded after consideration of various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets, both of which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from
property  sales  differ from those currently estimated.   In  the  event
economic conditions for real estate continue to decline, additional valuation losses may be recognized. Net realizable value is based upon an appraisal of the property by an independent appraiser and management's assessment of current market conditions. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes.

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

Use of Estimates

The  preparation  of financial statements in conformity  with  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue
NOTE  1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND  ORGANIZATION
(CONTINUED)

and   expenses  during  the  reporting  period.   Actual  results  could
differ from those estimates.

NOTE 2 - LIQUIDITY

For   the   nine  months  ended  September  30,  1996,  the  Partnership incurred $80,056 in negative cash flows from operating activities. These negative cash flows were the result of a large office vacancy factor at Plaza De Oro, re-tenanting costs, and high interest costs incurred on the Plaza De Oro loan.

Subsequent to September 30, 1996, management was successful in leasing the entire vacant office space, bringing Plaza De Oro to a 98% occupancy rate. This additional lease-up improves the probability of refinancing Plaza De Oro's loan. However, due to current lending underwriting criteria, a loan sufficient enough to pay the project's existing loan still remains difficult to achieve.

As discussed in Note 6 of the Notes to Consolidated Financial Statements, Plaza De Oro's existing loan is currently charging a variable 10.25% interest rate, and is due April 1, 1997. Current interest rates for fixed loan financing range from 8.65% to 9.2%. Management has been successful in locating lenders interested in underwriting the loan at these rates, but the proposed loan amounts have not been sufficient to pay off the existing loan.

Management is continuing its search for lenders who may provide a larger loan amount, and is also trying to locate additional capital via joint venture partners.

NOTE 3 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a portion of the sales commissions payable by the partnership with respect to the sale of the Partnership units; an acquisition fee of up to 12.5% of gross proceeds from the sale of the Partnership units; a property management fee up to 6% of gross revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3% of the gross sales price of the properties; and a subordinated 25% share of the Partnership's distributions of cash from sales or refinancing.

The property management fee currently being charged is 5% of gross revenues collected.

NOTE 3 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT
        (CONTINUED)

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of partnership units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the partnership, 27.5% of these fees were paid to the partnership's related parties, leaving a remaining maximum of 5.5% ($379,143) of the gross offering proceeds. The ultimate amount of these costs will be determined once the properties are fully developed and leveraged.

The total management fees paid to the Managing General Partner were $46,013 and $45,472 for the nine months ending September 30, 1996 and 1995, respectively, while total reimbursement of expenses were $86,618 and $84,009 respectively.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account at September 30, 1996 and December 31, 1995 are as follows:

                                 September 30,   December 31,
                                      1996          1995
Land                              $ 2,641,557      2,641,557
Building and Improvements           6,326,357      6,322,833
Tenant Improvements                 1,187,210      1,359,884
Investment properties, at cost     10,155,124     10,324,274
Less: accumulated depreciation
       and amortization           (2,134,051)    (2,097,079)
      valuation allowance           (742,000)      (742,000)

      Investment property, net$ 7,279,073        $ 7,485,195


NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related partnership which has the same General Partner. The loan bears interest, which is paid monthly, at approximately the same rate charged to it by a bank for similar borrowing, which was 8.24% and 10.5% September 30, 1996 and 1995, respectively. Interest expense incurred on the loan was $81,457 and $84,854 in 1996 and 1995, respectively. The loan is unsecured and is due and payable on demand.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:

                                             September 30,   December 31,
                                                 1996            1995
Plaza   De  Oro's  construction   loan   of
$3,300,000 with interest at prime plus  2%,
which was modified effective April 1,  1992
as  a new mini-permanent loan of $3,440,000
due April 1, 1997.  The note bears interest
at  bank commercial lending rate (7.75%  at
September 30, 1996) plus 2.5% with a  floor
of  8.5% and a ceiling of 10.75%.  The note
provides  for  additional  cash  draws   as
additional  lease-up  of  the  project   is
obtained  and  certain expense  ratios  are
maintained.  The note is collateralized  by
a   first  deed  of  trust  on  the   land,
buildings   and   improvements;   and    is
guaranteed by the General Partner.            $3,349,063      $3,371,227

Capital    Professional   Center's    mini-
permanent loan of $3,400,000 with  interest
at the bank's prime rate (8.75% at December
31,  1995) plus 1.5% was refinanced with  a
$3,500,000  mini-permanent  fixed  interest
rate loan on December 29, 1995.  The loan's
fixed interest rate is 8.24% and requires a
monthly  principal and interest payment  of
$27,541,  which is sufficient  to  amortize
the  loan over 25 years.  The loan  is  due
January    1,    2001.    The    note    is
collatoralized by a first deed of trust  on
the land, buildings and improvements.         $3,467,037      $3,500,000

Total notes payable                           $6,816,100      $6,871,227

NOTE 7 - RENTAL LEASES

The Partnership leases its properties under long-term non-cancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:
               1996               $ 1,198,421
               1997                 1,038,680
               1998                   839,140
               1999                   489,508
               2000                   245,500
               2001 and thereafter    327,015

                           Total                           $4,138,264

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

the following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

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

The estimated fair values of the Partnership's financial instruments as of September 30, 1996 are as follows:

                                     Carrying      Estimated
                                      Amount       Fair Value

Assets
Cash                                $  10,343      $  10,343
Accounts receivable, net              143,115        143,115

Liabilities
Loan payable to affiliate        $  1,429,883          (A)
Accounts payable & accrued            165,860        165,860
 liabilities
Note payable                        6,816,100      6,816,100

(A It is not practical to determine the fair value of the loan payable to affiliate as the Partnership could not borrow under similar terms or conditions from a third party.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability, if any, under any pending litigation would not materially affect its financial condition or operations.


     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on September 19, 1985 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership has raised $6,893,500 (represented by 13,787 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units has been used to acquire land and for the development of a mixed use commercial project, and a 60% interest in a commercial office project.

The Partnership's primary current sources of cash are from cash reserves, property rental income, additional draws on its $3,440,000 mini-permanent loan and loans from affiliate. As of September 30, 1996, $3,400,036 had been drawn on the mini-permanent loan, leaving a remaining line of $39,964. The terms of such financing are described in Note 6 of the Notes to the Consolidated Financial Statements.

It is the Partnership's investment goal to utilize existing capital resources for the continued lease-up (tenant improvements and leasing commissions) and the further development of its investment properties. The Partnership is expected to incur $73,000 in lease-up and improvement costs on the existing building, which will be funded by cash reserves, property income and affiliate loans.

The Partnership's current financial resources have improved dramatically from the second quarter of 1996. Management has been successful in obtaining a lease for a large office tenant, bringing Plaza De Oro's occupancy up to 98%. The increase in rental income will contribute towards the property meeting its current obligations, but the need to refinance its existing debt still exists. The possibility of adverse change in the Partnership's liquidity will remain until a lower fixed interest rate loan is obtained.

Results of Operations

The Partnership's total revenues increased by $11,900 (1.3%) for the nine months ended September 30, 1996, as compared to September 30, 1995, while expenses decreased by $116,013 (7.9%) for the same respective period. In addition, the minority interest in net loss has decreased by $48,084 in 1996 compared to 1995, all resulting in a decrease in net loss of $79,829 (19.2%) for months ended September 30, 1996, as compared to September 30, 1995.

The increase in revenues is due to the additional lease-up in the office building.

Total expenses, including depreciation, decreased by $116,013 for the nine months ended September 30, 1996, as compared to September 30, 1995, due to the net effect of: a) $11,138 (6%) increase in operating
     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses due to an increase in utilities and marketing costs, b) $10,687 (9.7%) decrease in repairs and maintenance due to large suite turnover costs incurred at Capital Professional Center during the third quarter of 1995, c) $6,173 (9.2%) increase in property taxes due to a tax refund received during the third quarter of 1995, d) $45,910 (7.6%) decrease in interest due to the reduction of the interest rate resulting from the refinancing of Capital Professional Center, e) $6,244 (8.3%) increase in general and administration costs due to an increase in legal and investor services, and f) $82,971 (18.9%) decrease in depreciation due to tenant improvement costs that were amortized during the first three quarters of 1995, and became fully amortized by the end of 1995.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:                              By:
                                   Michael J. Metzger
                                   President


Date:                              By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer