Form 10-K
period 1996-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1997-04-01
CIK 763978

26



                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

            [X]  Annual Report Pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934


For the fiscal year ended                         Commission File Number
  December 31, 1996                                         2-96042

                 CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                     A CALIFORNIA LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

         California                      77-0049671
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)               Identification No.)

4700 Roseville Road, Suite 206, North Highlands, California  95660
(Address of principal executive offices)               Zip Code

Registrant's telephone number, including area code:  (916) 331-8080

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

As of December 31, 1996 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 13,787. There is no market for the units.

Documents Incorporated by Reference

Limited Partnership Agreement dated May 1, 1985, filed as Exhibit 3.3, and the Amendment to the Limited Partnership Agreement dated November 20, 1985 filed as Exhibit 3.4 to Registration Statement No. 2-96042 of Capital Builders Development Properties, A California Limited Partnership, are hereby incorporated by reference into Part IV of this Form 10K.

PART I

ITEM 1.   BUSINESS

(a)  General Development of Business

Capital Builders Development Properties (the "Partnership") is a publicly held limited partnership organized under the provisions of the California Revised Limited Partnership Act pursuant to the Limited Partnership Agreement dated December 13, 1984, as amended and restated as of May 1, 1985 (the "Agreement"). The Partnership commenced on January 10, 1985, and shall continue in full force and effect until December 31, 2020 unless dissolved sooner by certain events as described in the Agreement. The Managing General Partner is Capital Builders, Inc., a California Corporation (CB). The Associate General Partners are the sole shareholder, President and Director of CB, and four founders of CB.

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

(b)  Financial Information about Industry Segments

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar Partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with light industrial, commercial retail, or an office building for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, the decline in real estate values and the California recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units have been used to acquire an equity interest in one piece of land for development and a 60% equity interest in another for development in accordance with its investment objective.

On April 10, 1987, the Partnership entered into a joint venture called Capital Builders Roseville Venture ("JV") with Capital Builders Development Properties II ("CBDPII"), a California Limited Partnership. The Partnership and CBDPII are affiliated as they have the same General Partner. The Limited Partners of the Partnership have the ability to replace the General Partner through a majority vote. The Partnership contributed $1,350,000 resulting in a 60% interest in the profits, losses and cash distributions of the JV. CB, the Managing General Partner of the Partnership, has the same rights and obligations with respect to the JV's operations and management as it may exercise as Managing General Partner of the Partnership. The JV shall continue in full force and effect until December 31, 2010 unless dissolved sooner by mutual agreement, sale of the investment property, default by a joint venture partner or by filing of bankruptcy by one of the joint partners.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in a property called Plaza de Oro ("PDO") and a 60% joint venture interest in another property called Capital Professional Center ("CPC"). PDO is a two phase development. Phase I is a 71,600 square foot mixed-use project consisting of two multi-tenant buildings. Phase II consists of 42,500 square foot corner pad which is planned for a 8,000-10,000 square foot building. Construction will begin once funding is obtained from either a construction loan or a joint venture partner. CPC is a 40,400 square foot office project consisting of two multi-tenant buildings which are completely developed. Both projects maintain adequate property and general liability insurance.

     Additional information about the individual properties as follows:

                                          PDO                 CPC

     Ownership Percentage:               100%                 60%

     Acquisition Date:        December 19, 1985    April 13, 1987

     Location:                Rancho Cordova, CA             Roseville, CA

     Present Monthly
          Effective Average
     Base Rent Per Square Foot:          $0.79              $1.53

     Square Footage Mix:
          Office                       28,820              40,397
          Industrial                   33,825
          Retail                        8,940

     Leased Occupancy at
       December 31:   1996                98%                 95%
                      1995                92%                 95%
                      1994                87%                100%
                      1993                64%                 96%
                      1992                71%                 78%

     Current Year Depreciation:      $212,960            $178,025

     Method of Depreciation:    Straight Line       Straight Line

     Depreciation Life:              40 Years            40 Years
                            Bldg Improvements   Bldg Improvements
                                Life of Lease       Life of Lease
                          Tenant Improvements Tenant Improvements

     Total cost:                   $5,187,783          $4,172,587

     Encumbrances:                 $3,383,141          $3,455,591

                                PDO                    CPC
Tenant occupying more
than 10% of square
footage and nature of
business:                     FPA Medical         Coldwell Banker
                              Management          (Residential Real Estate
Brokerage)
                                                  USA Properties (Real
                                                  Estate Developer)

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

The Partnership's investment properties are located in major urban areas and, therefore, must compete with properties of greater and lesser quality. Such competition is based primarily on rent, location, services and amenities. The properties are suitable for their current and anticipated use.

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

As of December 31, 1996, there were 1,234 holders and 13,787 Limited Partnership units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The following constitutes a summary of selected consolidated financial data for the following periods (000's omitted except net loss per Limited
Partnership unit):

                              1996    1995     1994      1993     1992
     Revenues                 $1,341  $1,262   $1,231    $1,075   $1,265

     Net Loss                 ($394)  ($594)   ($668)    ($1,036) ($1,050)
     Net Loss per Limited
      Partnership Unit        ($28)   ($43)    ($48)     ($74)    ($75)
     Total Assets             $8,326  $8,386   $8,619    $8,829   $9,806
     Notes and Loans Payable  $8,354  $8,102   $7,710    $7,291   $7,206

(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on September 19, 1985 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership has raised $6,893,500 (represented by 13,787 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units has been used to acquire land and for the development of a mixed use commercial project and a 60% interest in a commercial office project.

During 1996, the Partnership's management was successful in both obtaining additional leases which increased Plaza de Oro's occupancy to 98%, and in maintaining Capital Professional Center's occupancy at 95%. As a result of the 1996 leasing activity, the Partnership incurred $79,663 in leasing commissions and $158,391 in tenant improvement costs. These costs were $61,285 and $83,631 higher, respectively, than 1995 costs, mainly due to the lease-up of Plaza de Oro's office building. It is anticipated that during 1997 approximately $23,000 in leasing commissions and $67,000 in tenant improvement costs will be incurred both to lease the remaining vacant space and any vacancies resulting from lease expirations. These costs will be funded by cash reserves and property income.

During 1996, Capital Builders Roseville Venture accrued $58,699 in interest costs and received $225,000 of additional draws on its affiliate loan. The interest and additional draws on the Partnership's affiliate loan were incurred to supplement the funding of 1996 operating expenditures, tenant improvements, and leasing commissions for Capital Professional Center. It is anticipated that during 1997 approximately $73,000 of interest will be accrued, with no additional draws taken on the loan.

Management is evaluating the effect of exchanging all or a portion of the affiliate loan owed to CBDP II for the Partnership's ownership equity during 1997. This would substantially reduce or eliminate the Partnership's current 60% joint venture interest in Capital Professional Center, and would increase CBDP II's ownership interest. See Note 5 of the consolidated financial statements for further discussion of the Partnership's affiliate loan.

The Partnership also experienced an increase in Accounts Payable of $76,452 during 1996. The increase in accounts payable was mainly due to the Partnership incurring leasing commissions and tenant improvement costs during November and December of 1996. It appears that a decrease in accounts payable will be recognized in 1997, with these costs being funded by cash reserves and property income.

The Partnership's ability to meet current year obligations has improved during 1996 as a result of the increase in Plaza de Oro's occupancy. The Partnership appears to be able to meet current year obligations, provided it is successful in refinancing Plaza de Oro's current Note Payable with a lower interest rate loan, as well as having the properties maintain their current occupancy rates and income stream.

In management's active search for a new loan, there have been several potential lenders offering to underwrite Plaza de Oro's existing buildings (Phase I) with rate reductions from its current loan ranging from 1.6% to 1%. These loans were offered at amounts ranging from $2,900,000 to $3,350,000, which after loan fees and the paydown of Plaza's existing loan, would result in a shortfall of $550,000 to $100,000, respectively. It is management's plan to proceed with the underwriting of the $3,350,000 loan. This plan would also include the search for an additional loan to cover the loan shortfall, and possibly generate additional cash reserves for future operations. The additional loan would be secured by the undeveloped pad (Phase II) located at the Plaza de Oro project. See Item 2 of Form 10K for further description of the Properties.

This plan will be successful provided that Plaza de Oro's appraised value reaches or exceeds $4,855,000 for Phase I and 400,000 for Phase II. Based on the project's current operations, management believes that it is likely that these values will be achieved.

If this plan is not achieved, Management will consider the sale of its Phase II land, or the sale of partial or all of the Joint Venture project. The sale of the entire project would result in the dissolution of the Joint Venture Partnership.

Management believes they will have the required financing in place prior to the maturity of Plaza de Oro's Note Payable.

Results of Operations

1996 vs 1995
The Partnership's total revenues increased by $79,074 (6.3%) in fiscal year 1996 compared to 1995, while expenses decreased by $199,858 (9.9%) for the same respective period. In addition, the minority interest in net loss has decreased by $78,613 (48.8%) in 1996 compared to 1995, all resulting in a decrease in net loss of $200,319 (33.7%) from fiscal year 1996 to 1995.

The increase in revenues is due to an increase in occupancy at Plaza de Oro. Throughout fiscal year 1996, management was successful in obtaining leases for the project's office building, and by the fourth quarter, had successfully leased the entire building. This brought the project up to a 98% occupancy. The Sacramento market in which the property is located is continuing to improve. Vacancy factors are beginning to decline, while market rents have started to increase.

Total expenses, including depreciation, decreased by $199,858 for the fiscal year 1996 compared to 1995 due primarily to the net effect of:

a) $13,649 (5.5%) increase in operating expenses mainly due to an increase in utilities and marketing costs, which were a direct result of new leasing activity at Plaza de Oro,
b) $7,322 (8.1%) increase in property taxes due to a tax refund received during 1995,
c) $73,379 (9.0%) decrease in interest due to the reduction of the interest rate resulting from the refinancing of Capital Professional Center,
d) $12,836 (13.6%) increase in general and administrative costs due to an increase in legal and investor service costs, and
e) $160,028 (25.6%) decrease in depreciation due to tenant improvement costs that were amortized during 1995 and became fully amortized by the end of 1995.

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

Expenses net of depreciation increased for the fiscal year 1995 as compared to 1994 due to the net effect of:

a) $24,242 (8.8%) decrease in operating expenses due to continual cost cutting programs, b) $12,828 (10%) increase in repairs and maintenance mainly due to re-carpeting and repainting two suites at Capital Professional Center, c) $5,991 (6.2%) decrease in property taxes due to a decrease in Plaza de Oro's assessed value, d) $4,680 (4.7%) decrease in general and administrative expenses due to improved efficiencies (see Note 2 of the Notes to the Consolidated Financial Statements for reduction in reimbursed expenses paid to Managing General Partner), e) $146,906 (22%) increase in interest expense due to interest rate increases (see Notes 5 and 6 of the Notes to the Consolidated Financial Statements) on the affiliate loan and mini-permanent loans. The increase in interest is also the result of additional draws on the affiliate loan and mini-permanent loans. Management has been successful in refinancing the mini-permanent loan at Capital Professional Center, reducing its interest rate by approximately 2%. Management is also attempting to refinance Plaza de Oro in order to take advantage of the same type of lower fixed rate financing.

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                            Page Number


INDEPENDENT AUDITORS' REPORT                                     10

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                 11
     AS OF DECEMBER 31, 1996 AND 1995

     CONSOLIDATED STATEMENTS OF OPERATIONS                       12
     FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1995, and 1994

     CONSOLIDATED STATEMENTS OF PARTNERS'                        13
     (DEFICIT) EQUITY FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1995, and 1994

     CONSOLIDATED STATEMENTS OF CASH FLOWS                       14
     FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1995, and 1994

     NOTES TO FINANCIAL STATEMENTS                               15-21

SUPPLEMENTAL SCHEDULES

     SCHEDULE III
     REAL ESTATE AND ACCUMULATED DEPRECIATION                    25


Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.


                       Independent Auditors' Report


The Partners
Capital Builders Development Properties:

We have audited the accompanying consolidated balance sheets of Capital Builders Development Properties, a California Limited Partnership and subsidiary, as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' (deficit) equity and cash flows for each of the years in the three-year period ended December 31. 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the partnership's negative cash flow position and significant debt service raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



Sacramento, California                       KPMG Peat Marwick LLP
February 5, 1997


PART 2 - FINANCIAL INFORMATION

                  Capital Builders Development Properties
                    (a California Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                                           December 31     December 31
                                               1996           1995
  ASSETS
    Cash and Cash Equivalents                   $49,335        $90,399
    Accounts receivable, net                    135,406        138,421
Investment property, net of
      accumulated depreciation and
      amortization of $2,107,769 and
      $2,097,079 and valuation allowance
      of $0 and $742,000 at December 31,
      1996 and 1995, respectively             7,252,601      7,485,195
    Lease commissions, net of accumulated
      amortization of $99,983 and $82,403 at
      December 31, 1996 and 1995, respectively  126,701         92,202

    Other assets, net of accumulated
      amortization of $91,673 and
      $104,133 at December 31, 1996 and
      1995, respectively                         66,404         91,323

    Minority Interest                           695,094        487,968

               Total Assets                  $8,325,541    $8,385,508

  LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
    Loan payable to affiliate                $1,514,788     $1,231,089
    Notes payable                             6,838,732      6,871,227
    Accounts payable and accrued
      liabilities                               160,718         84,266
    Tenant deposits                             115,332        108,845

               Total Liabilities              8,629,570      8,295,427

    Commitments and contingencies
    Partners' (Deficit) Equity:
      General Partners                         (60,864)       (56,923)
      Limited Partners                        (243,165)        147,004
      Total Partners (Deficit) Equity         (304,029)         90,081

      Total liabilities and
        Partners' (deficit) equity           $8,325,541     $8,385,508

  See accompanying notes to the consolidated financial statements.

                  Capital Builders Development Properties
                    (a California Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEARS ENDED DECEMBER 31,


                                         1996         1995          1994

     Revenues
       Rental and other income     $1,339,355   $1,259,763    $1,229,812
       Interest income                  1,386        1,904         1,664
     Total revenues                 1,340,741    1,261,667     1,231,476

     Expenses
       Operating expenses             262,885      249,236       273,478
       Repairs and maintenance        140,846      141,104       128,276
       Property taxes                  97,548       90,226        96,217
       Interest                       744,438      817,817       670,911
       General and administrative     107,306       94,467        99,138
       Depreciation and
         amortization                 464,473      624,501       759,736

               Total expenses       1,817,496    2,017,351     2,027,756

     Loss before minority interest  (476,755)    (755,684)     (796,280)

     Minority interest in net loss
       of joint venture              (82,645)    (161,255)     (128,685)

     Net loss                       (394,110)    (594,429)     (667,595)

     Allocated to General Partners    (3,941)      (5,944)       (6,676)

     Allocated to Limited Partners ($390,169)   ($588,485)    ($660,919)

     Net loss per Limited
     Partnership unit                ($28.30)      ($42.68)     ($47.94)

     Average units outstanding         13,787       13,787        13,787


     See accompanying notes to the consolidated financial statements.


                 CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                     a California Limited Partnership

           CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) EQUITY
               YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                   Total
                                      General      Limited     Partners'
                                     Partners     Partners     (Deficit)
                                                                  Equity


  Balance at December 31, 1993       (44,303)    1,396,408     1,352,105

      Net loss                        (6,676)    (660,919)     (667,595)

  Balance at December 31, 1994       (50,979)      735,489       684,510

      Net Loss                        (5,944)    (588,485)     (594,429)

  Balance at December 31, 1995      ($56,923)     $147,004       $90,081

      Net loss                        (3,941)    (390,169)     (394,110)

  Balance at December 31, 1996      ($60,864)   ($243,165)    ($304,029)


     See accompanying notes to the consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31,
                                              1996       1995       1994
Cash flows from operating activities:
  Net loss                              ($394,110) ($594,429) ($667,595)
    Adjustments to reconcile net loss
      to cash flow provided by/(used
      in) operating activities:
  Depreciation and amortization            464,476    624,501    759,736
  Minority interest in joint venture      (82,645)  (161,255)  (128,685)
  Unpaid interest expense on loan payable   58,699    115,684      - - -
      to affiliate
  Changes in assets and liabilities
    Decrease/(Increase) in accounts
      receivable                             3,015     57,552   (30,405)
    Increase in leasing commissions       (79,663)   (18,378)   (59,642)
    Increase in other assets               (3,409)   (72,650)   (75,440)
    Increase/(Decrease)in accounts payable
      and accrued liabilities               41,876   (33,264)     32,498
    Increase in tenant deposits              6,487      2,536      5,611

Net cash provided by/(used in)
   operating activities                     14,726   (79,703)  (163,922)

Cash flows from investing activities:
  Improvements to investment properties  (123,815)   (74,760)  (211,959)

     Net cash used in investing
     activities                          (123,815)   (74,760)  (211,959)

Cash flows from financing activities:
  Proceeds on notes payable                 39,954    204,831    277,190
  Payments on notes payable               (72,449)   (33,468)   (38,433)
  Proceeds on loans payable to affiliate   225,000    105,000    180,405
  Distribution to minority interest      (124,480)   (36,400)   (63,601)

     Net cash provided by
     financing activities                   68,025    239,963    355,561

Net (decrease)/increase in cash           (41,064)     85,500   (20,320)

Cash & cash equivalents, beg. of period     90,399      4,899     25,219

Cash & cash equivalents, end of period     $49,335    $90,399     $4,899

Supplemental disclosure:
Cash paid for interest                    $685,739   $703,741   $688,172

Non cash investing and financing activity:
  Capital improvements financed through
    accounts payable and accrued
    liabilities                            $34,576   - - - -     - - - -

  See accompanying notes to the consolidated financial statements.

                  Capital Builders Development Properties
                    (A California Limited Partnership)


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         ORGANIZATION

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Accounting
The consolidated financial statements of Capital Builders Development Properties (The "Partnership") are prepared on the accrual basis and therefore revenue is recorded as earned and costs and expenses are recorded as incurred. Certain prior year amounts have been reclassified to conform to current year classifications.

Principles of Consolidation
The consolidated financial statements include the accounts of the company and its majority-owned subsidiary (60%), Capital Builders Roseville Venture. The remaining 40% is owned by Capital Builders Development Properties II, a California Limited Partnership and affiliate of the Partnership as they have the same General Partner. All significant intercompany accounts and transactions have been eliminated. The General Partner of Capital Builders Development Properties, CB, has no direct ownership interest in the joint venture.

Organization
Capital Builders Development Properties, a California Limited Partnership, is owned under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California corporation (CB).

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's investment properties are located near major urban areas and, accordingly, compete not only with similar properties in their immediate areas but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals or organizations (including similar companies, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

Investment Properties
The Partnership adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

Prior to the adoption of SFAS No. 121, the Partnership recorded a valuation allowance for losses which represented the excess carrying value of individual properties over their estimated net realizable value. The valuation allowance included in the accompanying balance sheet at December 31, 1995 was $742,000. During 1996, this valuation allowance was allocated against the cost basis of the land and building and improvements to be consistent with the methodology of SFAS No. 121.

The Partnership's investment property consists of commercial land, buildings and leasehold improvements that are carried net of accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes.

Lease Commissions

Lease commissions are being amortized over the related lease terms.

Income Taxes

The Partnership does not provide for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1996, 1995, and 1994.

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

NOTE 2 - LIQUIDITY

The   Partnership's  viability  as  a  going  concern  is  dependent  upon management's ability to implement its plan of maintaining both projects' current occupancy and refinancing Plaza de Oro's Note Payable.

Management believes it is likely that they will be successful in their plan, due to current favorable conditions in the Sacramento leasing market, and its success in locating a lender to underwrite a loan for Plaza de Oro for a potential $3,350,000. This new loan is being considered at a lower interest rate than the current loan. The financial institution has not made any commitment to the final terms of the loan or its funding; and therefore, there is no guarantee that the loan will be made. Additionally, if the loan is made, its net loan proceeds will fall short of paying down the project's existing note payable by approximately $100,000. It is management's intention to fund this shortfall by obtaining an additional loan secured by the project's undeveloped pad (Phase II).

If this plan is achieved, the Partnership expects to be able to improve its cash flow and have the ability to meet current obligations. If the plan is not achieved, management will consider the sale of the Phase II land and funding the shortfall with the proceeds, joint venturing Phase I and/or Phase II, or selling the entire project, which would result in the dissolution of the Partnership.

Management believes they will have the required financing in place prior to the maturity of Plaza de Oro's Note Payable.


NOTE 3 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and certain fees from the Partnership. These fees include: a property management fee up to 6% of gross revenues realized by the Partnership with respect to its properties; a subordinated real estate commission of up to 3% of the gross sales price of the properties; and a subordinated 25% share of the Partnership's distributions of cash from sales or refinancing. The property management fee currently being charged is 5% of gross rental revenues collected.

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

The total management fees paid to the Managing General Partner were $62,154, $60,897 and $58,580 for the years ended December 31, 1996, 1995, and 1994, respectively, while total reimbursement of expenses were $114,512, $102,669, and $112,269, respectively.
                  Capital Builders Development Properties
                     A California Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account at December 31 are as follows:

                                         1996           1995
Land                               $2,423,706    $ 2,641,557
Building and Improvements           5,802,208      6,322,833
Tenant Improvements                 1,134,456      1,359,884
Investment properties, at cost      9,360,370     10,324,274
Less: accumulated depreciation
        and amortization          (2,107,769)    (2,097,079)
      valuation allowance             - - - -      (742,000)

     Investment property, net      $7,252,601     $7,485,195



NOTE 5 - LOAN PAYABLE TO AFFILIATE
The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related Partnership which has the same General Partner. The loan bears interest, which is payable monthly, at approximately the same rate charged to it by a bank for other borrowings, which was 8.24% at December 31, 1996 and 1995, respectively. Interest expense incurred on the loan was $111,362, $115,683, and $78,425 in 1996, 1995, and 1994, respectively. The loan is unsecured and is due and payable on demand.


NOTE 6 - NOTES PAYABLE
Notes payable consist of the following at December 31:

                                                        1996 1995
Construction loan due April 1, 1997.
The note bears interest at bank
commercial lending rate (7.75% at
December 31, 1996) plus 2.5% with a floor
of 8.5% and a ceiling of 10.75% for the
remaining life of the loan.  The note
is collateralized by a first deed of trust
on the land, buildings and improvements
and is guaranteed by the General Partner.         $3,383,141  $3,371,227

Mini-permanent loan with a fixed interest
rate of 8.24% and requiring monthly principal
and interest payments of $27,541,
which is sufficient to amortize the loan
over 25 years.  The loan is due January 1,
2001.  The note is collatoralized by a first
deed of trust on the land, buildings and
improvements.                                      3,455,591   3,500,000
Total notes payable                               $6,838,732  $6,871,227

Scheduled principal payments during 1997, 1998, 1999, 2000, and 2001 are
$3,430,727, $51,983, $56,432, $61,202, and $3,238,388 respectively.


NOTE 7 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:
                    1997                     $1,289,634
                    1998                      1,050,419
                    1999                        657,281
                    2000                        476,606
                    2001                        287,832
                    Thereafter                  109,614
                    Total                    $3,871,386


NOTE 8 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the financial statement method of accounting to the Federal income tax method of accounting for the years ended December 31 are as follows:

                                         1996         1995          1994
Net loss - financial               ($394,110)   ($594,429)    ($667,595)

Adjustments
  resulting from:
  Book to tax difference in
  depreciation and amortization       114,923      265,630       372,829

  Net loss - tax method            ($279,187)   ($328,799)    ($294,766)

Partners' equity - financial       ($304,029)      $90,081      $684,510

Increases
  resulting from:
  Book to tax difference in
  depreciation and amortization
  and valuation allowance           2,181,286    2,066,363     1,800,733
  Selling expenses for
  Partnership units                 1,012,108    1,012,108     1,012,108

  Partners' equity - tax           $2,889,365   $3,168,552    $3,497,351

Taxable loss per Limited
  Partnership unit after
  giving effect to the
  taxable loss allocated to
  the General Partner                ($20.05)     ($23.61)      ($21.17)



NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating it's fair value disclosures for financial instruments.

     Cash and cash equivalents
     The carrying amount approximates fair value because of the liquid nature of the instrument.

     Note payable
     The fair value of the Partnership's note payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of December 31 are as follows:

                                      1996                  1995
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Assets
Cash and cash equivalents     $49,335      $49,335    $90,399     $90,399

Liabilities
Loan payable to affiliate  $1,514,788          (A) $1,231,089         (A)
Note payable                3,383,141    3,383,141  3,371,227         (B)
Note payable                3,455,591    3,455,591  3,500,000   3,500,000


(A) It is not practicable to determine the fair value of the loan payable to affiliate due to the related party nature of the arrangement.

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

The officers, directors, and key personnel of CB are as follows:

    Name                               Office
    Michael J. Metzger                 President and Director
    Mark Leggio                        Director
    Ellen Wilcox                       Director

Michael J. Metzger. Mr. Metzger is responsible for the general management of CB. Mr. Metzger assumed responsibility for the management of CB in December 1986. He was formerly the Executive Vice-President of The Elder-Nelson Company (EN) and its subsidiary, the Elder-Nelson Equities Corporation - affiliated companies which provided underwriting and administrative services to CB. Prior to joining EN in 1977, Mr. Metzger was Partner/General Manager for two years in his family's real estate contracting, development and syndication business. Mr. Metzger has also had five years of experience in manufacturing management, and served as an Army Officer for four years. Mr. Metzger holds a B.S. degree in Business and Industrial Management as well as licenses in Real Estate, Securities and Insurance.

Ellen Wilcox: Ellen Wilcox is the Owner/Manager of Wilcox Financial Services, a Registered Investment Advisor in San Carlos CA. She is licensed in General Securities and Insurance through Linsco/Private Ledger, an NASD Registered Broker/Dealer. As an Investment Advisor and Broker, Ms. Wilcox provides a full range of investment products and services to individuals and small business owners. She has been actively providing such services since 1986. Ms. Wilcox teaches classes on retirement planning, investment strategies, and basic money management. She is a popular speaker and lecturer on financial topics and has authored many published articles and has appeared on several radio shows.

Mark J. Leggio: Mark Leggio is the Owner of Mark J. Leggio, CPA. He provides tax accounting and business consultation services to a wide variety of small and mid-size businesses. In addition, he is the founding shareholder and chief financial officer of Green Planet Juicery, Inc., located in the Sacramento area. From 1978 to 1995 he worked for KPMG Peat Marwick and was a managing partner when he left. Mr. Leggio holds a Bachelor of Science degree in Accounting from the University of Southern California, where he graduated cum laude with a 4.0 grade point average in his major.


ITEM 11.  EXECUTIVE COMPENSATION
The Partnership does not have any officers or employees and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commission, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $62,154 in 1996, consisting entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $114,512 in 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The Managing General Partner contributed $1,000 to the Partnership Capital accounts, however, no securities were issued in respect thereof. No person is known to the Partnership to own beneficially more than 5% of the units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Partnership agreement (see Part IV, Item 14(a)(4) Exhibits) which was executed in 1985, authorized the compensation set forth below to be paid to the Managing General Partner and to affiliates of the Managing General Partner.

During the year ended December 31, 1996, the Managing General Partner and/or its affiliate received $114,512 for reimbursement of administrative services and $62,154 for property management and administrative fees.


                                  PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT NUMBER  EXHIBIT

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


Michael J. Metzger, President           Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                        Title                   Date

____________________          Associate General
Michael J. Metzger            Partner; President and
                              Director of Capital Builders,
                              Inc. ("CB")

____________________          Chief Financial
Kenneth L. Buckler            Officer of CB



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




  Capital
  Builders
Development
 Properties
A California
  Limited
Partnership
    and
 Subsidiary

SCHEDULE III
   - REAL
 ESTATE AND
ACCUMULATED
DEPRECIATION
December 31,
    1996

  Column A   Column  Column Column D    Column E          Column F       Column  Column Column
                B       C                                                   G       H      I
                              Cost                                AccumulDate of  Date  Depreci
                            Captiali                               ated                  ation
                              zed
Description  Encumbr InitialSubseque     Gross          Depreciation     Constru Acquire Life
             ances    Cost   nt to      Carrying                          ction     d
                            Acquisti Amount at End
                               on      of Period

                                     Carry         Buildin
                                      ing           gs &
                      Land  Improvem Costs  Land   ImproveTotal(1
                       (1)   ents(1)                ments    )
  Commercial                                                                                40
Office Bldg.                                                                             Years
                                                                                        (Bldg)
  Rancho           $      $        $     $       $      $       $      $    1987   1985 Life of
Cordova      3,383,1 1,143,1 4,025,13 19,48 1,353,1 3,834,6 5,187,7 1,098,6                 Lease
                  41     65        6     2      79     04      83     47                (Tenant
                                                                                         Imp.)

                                                                                            40
                                                                                         Years
                                                                                        (Bldg)
Roseville                                                                   1987   1987 Life of
             3,455,9 986,715 3,096,54 89,32 1,070,5 3,102,0 4,172,5 1,009,1                 Lease
                  11               6     6      27     60      87     22                (Tenant
                                                                                         Imp.)

                   $      $        $     $       $      $       $      $
             6,839,0 2,129,8 7,121,68 108,8 2,423,7 6,936,6 9,360,3 2,107,7
                  52     80        2    08      06     64      70     69

                                           Column                        Column
                                           E Total                       F Total

                                              1994   1995    1996           1994   1995   1996
  Balance at                                     $      $       $              $      $      $
beginning of                               10,339, 9,974,5 9,582,2        1,927,1 2,029,9 2,097,0
      period                                   717     24      74             04     25     79

Additions
                                           211,959 74,760 158,391        679,973 534,164 390,985

Deletions
(2)                                        (577,15 (467,01 (380,29        (577,15 (467,01 (380,29
                                                2)     0)      5)             2)     0)     5)

  Balance at                                     $      $       $              $      $      $
      end of                               9,974,5 9,582,2 9,360,3        2,029,9 2,097,0 2,107,7
      period                                    24     74      70             25     79     69


1) Valuation
   allowance
for possible
  investment
     loss of
 $742,000 at
December 31,
        1995
         was
     charged
 against the
  cost basis
 of the land
and building
         and
improvements
    on a pro
  rata basis
          in
  accordance
    with the
  provisions
 of SFAS No.
   121 which
 was adopted
  on January
    1, 1996.

2) Deletions
   represent
  the write-
off of fully
   amortized
      tenant
 improvement
      costs.


