Form 10-Q
period 1997-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1997-05-15
CIK 763978

7



                              FORM 10-Q



                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549



Three Months ended March 31, 1997   Commission File Number 2-96042



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

Yes    X       No

 PART 1 - FINANCIAL INFORMATION

     Capital  Builders  Development
               Properties
 (A  California  Limited  Partnership)
      CONSOLIDATED  BALANCE  SHEET
                                         March 31      December 31
                                           1997           1996
<
S
>
 ASSETS
   Cash and cash equivalents                      $              $
                                            51,111         49,335
   Accounts receivable, net
                                           121,025        135,406
   Investment property, at cost,
     net of accumulated depreciation
     and amortization of $2,194,473
     and $2,107,769 at March 31,
    1997 and December 31, 1996,           7,166,005      7,252,601
respectively

   Lease commissions, net of
accumulated
     amortization of $112,768 and
99,983
     at March 31, 1997, and December
31,
     1996, respectively
                                           130,688        126,701

   Other assets, net of accumulated
     amortization of $98,755 and
     $91,673 at March 31, 1997, and
     December 31, 1996, respectively
                                            65,265         66,404

  Minority Interest
                                           713,964        695,094
                     Total assets                 $              $
                                         8,248,058      8,325,541

 LIABILITIES AND PARTNERS' EQUITY
   Loan payable to affiliate                      $              $
                                         1,546,120      1,514,788
   Notes payable                          6,815,323      6,838,732
   Accounts payable and accrued
     liabilities                            177,231        160,718
   Tenant deposits                          107,880        115,332
                     Total liabilities            $              $
                                         8,646,554      8,629,570

   Commitments and contingencies
   Partners' Equity:
     General partner                       (60,864)       (60,864)
     Limited partners                     (337,632)      (243,165)
                    Total partners'               $              $
equity                                   (398,496)      (304,029)

     Total liabilities and partner's              $              $
equity                                   8,248,058      8,325,541

 See accompanying notes to the
financial statements.


  CONSOLIDATED  STATEMENTS  OF
           OPERATIONS
THREE  MONTHS  ENDED  MARCH  31,

                                    1997             1996
Revenues
  Rental and other income                 $                $
                                    354,191          297,913
  Interest income
                                        286              455

                    Total
revenues                            354,477          298,368

Expenses
  Operating expenses                      $                $
                                     71,053           62,892
  Repairs and maintenance
                                     43,494           32,039
  Property taxes
                                     23,417           24,372
  Interest
                                    187,923          183,852
  General and administrative
                                     35,364           39,664
  Depreciation and
    amortization
                                    106,569          121,084

                     Total
expenses                            467,820          463,903

  Loss before minority interest
                                  (113,343)        (165,535)

  Minority interest in net loss
    of joint venture
                                   (18,876)         (26,504)

Net loss                           (94,467)        (139,031)

Allocated to general partners         (945)          (1,390)

Allocated to limited partners             $
                                   (93,522)       $(137,641)

Net loss per limited partnership          $                $
unit                                 (6.78)           (9.98)

Average units outstanding            13,787           13,787

See accompanying notes to the
financial statements.

CONSOLID
  ATED
STATEMEN
 TS  OF
  CASH
 FLOWS
 THREE
 MONTHS
 ENDED
 MARCH
  31,
                                                    1997              1996
Cash
flows
from
operatin
g
activiti
es:
         Net Loss                            $   (94,467)      $  (139,031)

Adjustme
nts to
reconcil
e net
loss
     to
cash
flow
provided
by/(used
in)

operatin
g
activiti
es:
                                                 106,569           121,084
Deprecia
tion and
amortiza
tion
                                                (18,876)          (26,504)
Minority
interest
in joint
venture
  Unpaid
interest
on loan
payable
    to                                            31,333         - - - - -
affiliat
e

Changes
in
assets
and
liabilit
ies
                                                  14,381             1,494
Decrease
in
accounts
receivab
le
                                                (15,771)          (23,165)
Increase
in
leasing
commissi
ons
                                                 (6,939)               508
(Increas
e)/Decre
ase in
other
assets

Increase
in
accounts
                                                  16,514            83,999
payable
and
accrued
liabilit
ies
                                                 (7,452)           (7,841)
Decrease
in
tenant
deposits

         Net cash provided by
         operating activities                      25,292            10,544

Cash
flows
from
investin
g
activiti
es:
                                                   (108)          (40,405)
Improvem
ents to
investme
nt
properti
es

         Net cash used in investing                 (108)          (40,405)

Cash
flows
from
financin
g
activiti
es:
                                                (23,408)          (18,803)
Payments
on notes
payable
                                               - - - - -          (22,480)
Distribu
tion to
minority
interest

         Net cash used in
         financing activities                    (23,408)          (41,283)

Net                                                1,776          (71,144)
Increase
/(Decrea
se) in
cash

Cash,                                             49,335            90,399
beginnin
g of
period

Cash,                                        $    51,111       $    19,255
end of
period

     See
accompan
    ying
notes to
     the
financia
       l
statemen
     ts.

               Capital Builders Development Properties
                 (A California Limited Partnership)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997



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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1997 and 1996.

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


NOTE 2 - LIQUIDITY

Subsequent to March 31, 1997, Management was successful in its plan to refinance Plaza de Oro's current Note Payable. The new financing consists of a $3,350,000, five year, mini-permanent, 9.25% fixed interest rate loan, secured by Phase I (existing building and improvements), and a $200,000, nine month, prime +1.5% variable loan secured by Phase II (undeveloped pad).

The new lower interest rate loans will improve the Partnership's ability to generate future cash flow, but future cash flow still remains dependent upon its ability to maintain and improve the occupancy of its investment properties. Additionally, with the land loan becoming due prior to year-end, it will be necessary to refinance or extend the loan prior to year-end.

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

The total management fees paid to the Managing General Partner were $18,553 and $14,073 for the three months ending March 31, 1997 and 1996, respectively, while total reimbursement of expenses were $28,594 and $28,862, respectively.


NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                                    March 31,   December 31,
                                         1997      1996

Land                               $2,423,706     $2,423,706
Building and Improvements           5,802,229      5,802,208
Tenant Improvements                 1,134,543      1,134,456
Investment properties, at cost      9,360,478      9,360,370

Less: accumulated depreciation
        and amortization          (2,194,473)    (2,107,769)

     Investment property, net      $7,166,005     $7,252,601



NOTE 5 - LOAN PAYABLE TO AFFILIATE
The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related Partnership which has the same General Partner. The loan bears interest, which is payable monthly, at approximately the same rate charged to it by a bank for other borrowings, which was 8.24% at March 31, 1997 and 1996, respectively. Interest expense incurred on the loan was $31,333 and $25,291 in 1997 and 1996, respectively.
The loan is unsecured and is due and payable on demand.


NOTE 6 - NOTES PAYABLE
Notes payable consist of the following at:

                                          March 31,    December 31,
                                                1997           1996
Construction loan due April 1, 1997.
The note bears interest at bank
commercial lending rate (7.75% at
December 31, 1996) plus 2.5% with a
floor of 8.5% and a ceiling of 10.75%
for the remaining life of the loan.
The note is collateralized by a first
deed of trust on the land, buildings
and improvements and is guaranteed by
the General Partner.                      $3,371,418     $3,383,141

Mini-permanent loan with a fixed
interest rate of 8.24% and requiring
monthly principal and interest payments
of $27,541, which is sufficient to
amortize the loan over 25 years.  The
loan is due January 1, 2001.  The note
is collatoralized by a first deed of
trust on the land, buildings and
improvements.                              3,443,905      3,455,591

Total notes payable                       $6,815,323     $6,838,732



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

The estimated fair values of the Partnership's financial instruments are as follows:

                                   March 31,             December 31,
                                      1997                1996
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Assets
Cash and cash equivalents     $51,111      $51,111    $49,335     $49,335

Liabilities
Loan payable to affiliate  $1,546,120          (A) $1,514,788         (A)
Note payable               3,371,418     3,371,418  3,383,141   3,383,141
Note payable                3,443,905    3,443,905  3,455,591   3,455,591


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

During the three months ending March 31, 1997, the Partnership's management was successful in maintaining Plaza de Oro's occupancy at 97% and maintaining Capital Professional Center's occupancy at 95%. As a result, the Partnership incurred $15,771 in leasing commissions and $108 in tenant improvement costs. These costs were $7,394 and $40,297 lower, respectively, than 1996 costs, mainly due to both of the property's stabilized occupancy during 1997. This required fewer commissions to be paid and less tenant improvement concessions to be given. It is anticipated that during the next three quarters of 1997, approximately $13,000 in leasing commissions and $67,000 in tenant improvement costs will be incurred both to lease the remaining vacant space and any vacancies resulting from lease expirations. These costs will be funded by cash reserves and property income.

During the three months ending March 31, 1997, Capital Builders Roseville Venture accrued $31,333 in interest costs on its affiliate loan. The accrual of interest on the Partnership's affiliate loan was incurred to supplement the funding of 1997 operating expenditures, tenant improvements, and leasing commissions for Capital Professional Center.

Due to the increasing affiliate loan balance and the burden of serving the loan, Management is evaluating the effect of dissolving the Roseville Joint Venture through the purchase of the Partnership's 60% ownership interest by CBDP II. This purchase would be accomplished by converting the entire affiliate loan balance owed to CBDP II to equity, and any remaining equity would be split proportionately among the Partnership and CBDP II according to the Joint Venture Agreement. Capital Professional Center was appraised on March 14, 1997 by an independent certified appraiser for the amount of $5,150,000.

The Partnership's ability to meet current year obligations has improved during 1997 as a result of maintaining occupancies at both Plaza de Oro and Capital Professional Center, as well as the refinancing of its current Note Payable as of April 1, 1997. The Partnership appears to be able to meet current year obligations, provided it is successful in refinancing or extending Plaza de Oro's undeveloped pad loan, which was obtained subsequent to March 31, 1997, but will be due September 24, 1997, as well as having the properties maintain their current occupancy rates and income stream.

It is Management's plan to actively market and attempt to locate a potential tenant for the undeveloped 9,800 square foot building on Plaza de Oro's Phase II land. If a tenant is identified and a lease is signed, this will allow the Partnership to obtain additional financing, construct the building, and convert the loan to a mini-permanent loan. Management is also searching for joint venture equity partners to potentially finance the additional construction costs.


Results of Operations

The Partnership's total revenues increased by $56,109 (18.8%) for the three months ended March 31, 1997, as compared to March 31, 1996, while expenses also increased by $3,917 (.8%) for the same respective period. In addition, the minority interest in net loss has decreased by $7,628 (28.8%) in 1997 compared to 1996, all resulting in a decrease in net loss of $44,564 (32.1%) for months ended March 31, 1997 as compared to March 31, 1996.

The increase in revenues is due primarily to the successful lease-up of Plaza de Oro, which as of March 31, 1997 was 97% occupied.

Total expenses, including depreciation, increased by $3,917 for the three months ended March 31, 1997, as compared to March 31, 1996, due to the net effect of:
a) $8,161 (13%) increase in operating expenses due to an increase in utilities and management fees resulting from the increase in occupancy at Plaza de Oro's office building,
b) $11,455 (35.8%) increase in repairs and maintenance due to an increase in janitorial costs resulting from an increase in occupancy and suite turnover costs,
c) $4,071 (2.2%) increase in interest due to the increase in the affiliate loan balance,
d) $4,300 (10.8%) decrease in general and administration costs due to the timing of accounting costs, and,
e) $14,515 (12%) decrease in depreciation due to tenant improvement costs that were amortized during the first quarter of 1996 became fully amortized by the end of 1996.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  May 19, 1997           By:
                                   Michael J. Metzger
                                   President


Date:  May 19, 1997           By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer