Form 10-Q
period 1997-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1997-08-28
CIK 763978

6



                                 FORM 10-Q



                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549



Six Months ended June 30, 1997      Commission File Number 2-96042



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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
Part 1- FINANCIAL INFORMATION

      Capital  Builders  Development
               Properties
  (A  California  Limited  Partnership)
      CONSOLIDATED  BALANCE  SHEET
                                          June 30, 1997  Dec 31,1996
ASSETS
  Cash and cash equivalents                 $     38,968   $    49,335
  Accounts receivable, net
                                                 121,263      135,406
  Investment property, at cost, net of
    accumulated depreciation and
    amortization of $1,196,820 and
    $2,107,769 at June 30, 1997 and
   December 31, 1996, respectively             4,006,339     7,252,601

  Lease commissions, net of accumulated
    amortization of $48,550 and $99,983
    at June 30, 1997, and December 31,
    1996, respectively                            72,719       126,701

  Other assets, net of accumulated
    amortization of $6,276 and
    $91,673 at June 30, 1997, and
    December 31, 1996, respectively               77,431        66,404

 Minority Interest                             - - - - -       695,094

                    Total assets            $  4,316,720   $ 8,325,541

LIABILITIES AND PARTNERS' EQUITY
  Loan payable to affiliate                 $  - - - - -   $ 1,514,788
  Notes payable                                3,504,337     6,838,732
  Accounts payable & accrued liabilities          42,569       160,718
  Tenant deposits                                 56,524       115,332

                    Total liabilities       $  3,603,430   $ 8,629,570

  Commitments and contingencies
  Partners' Equity:
    General partner                             (50,691)      (60,864)
    Limited partners                             763,981     (243,165)

                   Total partners' equity   $    713,290  $ (304,029)

    Total liabilities & partner's equity    $  4,316,720   $ 8,325,541

See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS
     OF OPERATIONS
 FOR THE MONTHS ENDED
       JUNE 30,
                               1997                       1996
                           Three        Six        Three          Six
                          Months      Months      Months        Months
                           Ended       Ended       Ended         Ended
Revenues
  Rental and other               $           $   $  331,310            $
income                     291,611     645,802                   629,223
  Interest income
                               286         572          302          757


Total revenues             291,897     646,374      331,612      629,980

Expenses
  Operating expenses
                            49,729     120,782       63,047      125,939
  Repairs and
maintenance                 27,590      71,084       39,218       71,257
  Property taxes
                            16,144      39,561       24,372       48,744
   Interest
                           124,328     312,251      185,541      369,393
  General and
administrative              19,984      55,348       22,746       62,410
  Depreciation and
    amortization
                            74,178     180,747      120,938      242,022


Total expenses             311,953     779,773      455,862      919,765

  Loss before minority
interest                  (20,056)   (133,399)    (124,250)    (289,785)

Minority interest in
joint venture                3,930      22,806       19,731       46,235
Gain from disposition                             - - - - -      - - - -
of joint venture         1,127,913   1,127,913                         -

Net income/(loss)        1,111,787   1,017,320    (104,519)    (243,550)

Allocated to general        11,118      10,173      (1,045)      (2,435)
partners

Allocated to limited             $           $            $            $
partners                 1,100,669   1,007,147    (103,474)    (241,115)

Net income/(loss)
   per limited                   $           $            $            $
partnership unit             79.83       73.05       (7.51)      (17.50)

Average units               13,787      13,787       13,787       13,787
outstanding

See accompanying notes to the
financial statements.

 CONSOLIDATED  STATEMENTS
      OF  CASH  FLOWS
 FOR MONTHS ENDED JUNE 30,
                                    1997                     1996
                              Three        Six        Three        Six
                              Months      Months      Months      Months
                              Ended       Ended       Ended       Ended
Cash flows from operating
activities:
  Net income/(loss)         $1,111,787  $1,017,320  ($104,519)  ($243,550)
  Adjustments to reconcile
  net loss to cash flow
used
  in operating activities:
  Depreciation &                74,178     180,747     120,938     242,022
amortization
  Minority interest in
joint                          (3,930)   (22,806)   (19,731)   (46,235)
    venture
  Gain from Partnership
    Investment               (1,127,913 (1,127,913  - - - - - - - - - -
                                      )          )
  Unpaid Interest on Loan
    Payable to Affiliate        24,014     55,347     18,210     18,210
  Changes in assets and
    liabilities:
    Increase in accounts
      receivable              (34,986)   (20,605)    (8,581)    (7,087)
    Increase in leasing
      commissions            - - - - -   (15,771)   (20,788)   (43,953)
    Decrease/(Increase) in
      other assets               8,838      1,899      (166)        342
    (Decrease)/Increase in
      accounts and accrued
      liabilities            (109,037)   (92,523)   (46,703)     37,296
    Increase/(Decrease) in
      tenant deposits              186    (7,266)      2,928    (4,913)

  Net cash (used
in)provided
  by operating activities     (56,863)    (31,571)    (58,412)    (47,868)

Cash flows from investing
activities:
  Improvements to
investment                    (15,356)   (15,464)   (36,823)   (77,228)
    properties
  Proceeds from sale of
    partnership investment      14,380     14,380  - - - - -  - - - - -

  Net cash used in
investing                        (976)    (1,084)   (36,823)   (77,228)
  activities

Cash flows from financing
activities:
  Payments from notes         (12,612)    (36,020)    (19,904)    (38,707)
payable
  Proceeds from notes          141,583     141,583   - - - - -   - - - - -
payable
  Payment of loan fees        (83,275)    (83,275)   - - - - -   - - - - -
  Proceeds on loans payable
   to affiliate              - - - - -  - - - - -    170,000    170,000
  Distribution to minority
   interest                  - - - - -  - - - - -   (68,000)   (90,480)

  Net cash provided by
  financing activities          45,696     22,288     82,096     40,813

Net decrease in cash          (12,143)    (10,367)    (13,139)    (84,283)

Cash, beginning of period       51,111      49,335      19,255      90,399

Cash, end of period            $38,968     $38,968      $6,116      $6,116

See accompanying notes to the financial statements.

               Capital Builders Development Properties
                 (A California Limited Partnership)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997



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

Principles of Consolidation
The consolidated financial statements include the accounts of the company and its majority-owned subsidiary (60%), Capital Builders Roseville Venture. In May 1997 the Partnership sold its 60% interest in Capital Builders Roseville Venture to its affiliate, Capital Builders Development Properties II. Capital Builders Development Properties II, a California Limited Partnership, is an affiliate of the Partnership as they have the same General Partner, Capital Builders, Inc. The financial statements represent financial activity on a consolidated basis until the time of the disposition of the majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The General Partner of Capital Builders Development Properties, Capital Builders, Inc, has no direct ownership interest in the joint venture, and did not receive any compensation for the sale of the subsidiary (See Note 2 for further discussion).

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

Net Income/(Loss) per Limited Partnership Unit

The net income/(loss) per Limited Partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1997 and 1996.

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

NOTE 2 - CHANGES IN OPERATIONS AND UNUSUAL ITEMS

In May 1997, the Partnership sold its 60% interest in Capital Builders Roseville Venture to its affiliate, Capital Builders Development Properties II. The sale was completed after an independent property valuation of the joint venture property, Capital Professional Center. The sale resulted in a net gain of $1,127,913 ($81.81 per limited partnership unit) and cash proceeds of $51,068. As of June 30, 1997, the Partnership's Consolidated Statement of Operations included a net loss of $57,015 from Capital Builders Roseville Venture, of which $22,806 was allocated to its minority partner. The transaction did not generate any sales commissions, transaction fees, changes in management compensation or any other direct or indirect benefit to the General Partner.

NOTE 3 - LIQUIDITY

During the second quarter of 1997, Management was successful in  its
plan  to  refinance Plaza de Oro's current Note  Payable.   The  new
financing consists of a $3,350,000, five year, mini-permanent, 9.25% fixed interest rate loan, secured by Phase I (existing building and improvements), and a $200,000, six month, prime +1.5% variable loan secured by Phase II (undeveloped pad).

The new lower interest rate loans will improve the Partnership's ability to generate future cash flow, but future cash flow still remains dependent upon its ability to maintain and improve the occupancy of its investment properties. Additionally, with the land loan becoming due prior to year-end, it will be necessary to refinance or extend the loan prior to year-end.


NOTE 4 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

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

The total management fees paid to the Managing General Partner were $31,058 and $30,383 for the six months ending June 30, 1997 and 1996, respectively, while total reimbursement of expenses were $52,538 and $57,756, respectively.

NOTE 5 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                                     June 30,   December 31,
                                         1997      1996
Land                               $1,353,177     $2,423,706
Building and Improvements           3,271,630      5,802,208
Tenant Improvements                   578,352      1,134,456
Investment properties, at cost      5,203,159      9,360,370

Less: accumulated depreciation
        and amortization          (1,196,820)    (2,107,769)

     Investment property, net      $4,006,339     $7,252,601


NOTE 6 - LOAN PAYABLE TO AFFILIATE
The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related Partnership which has the same General Partner. The loan was settled in conjunction with the sale of the 60% interest of the Roseville joint venture. The loan bore interest at approximately the same rate charged to it by a bank for other borrowings, which was 8.95% at the time of sale of the joint venture, May 1, 1997 and June 30, 1996, respectively. Interest expense incurred on the loan was $55,347 and $51,839 in 1997 and 1996, respectively.

NOTE 7 - NOTES PAYABLE

Notes Payable consist of the following at:
                                           June 30,    December 31,
                                                1997           1996
Construction loan due April  1,  1997
was  refinanced with a mini-permanent
loan  with a fixed interest  rate  of
9.25%,    and    requiring    monthly
principal  and interest  payments  of
$28,689,   which  is  sufficient   to
amortize the loan over 25 years.  The
loan  is due April 1, 2002.  The note
is  collatoralized by a First Deed of
Trust on the land, buildings and
improvements.                             $3,341,337     $3,383,141

Mini-permanent loan on joint  venture
property  with a fixed interest  rate
of   8.24%   and  requiring   monthly
principal  and interest  payments  of
$27,541,   which  is  sufficient   to
amortize the loan over 25 years.  The
loan  is  due January 1,  2001.   The
note  is  collatoralized by  a  first
deed of trust on the land, buildings
and improvements.                         - - - - -       3,455,591

Land/Construction  loan  of  $200,000
due  September  24, 1997.   The  note
bears  interest  at bank  prime  rate
(8.50%  at  June 30, 1997) plus  1.5%
with a 9% floor.  The note is secured
by Plaza de Oro's separately parceled
Phase II land.                               163,000      - - - - -

Total Notes Payable                       $3,504,337     $6,838,732

NOTE 8 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1997                       $649,348
                    1998                        564,741
                    1999                        476,363
                    2000                        401,801
                    2001                        212,421
                    Thereafter                  109,614
                    Total                    $2,414,288



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

The estimated fair values of the Partnership's financial instruments are as follows:

                                    June 30,             December 31,
                                      1997                1996
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Assets
Cash and cash equivalents     $38,968      $38,968    $49,335     $49,335

Liabilities
Loan payable to affiliate    $  - - -     $  - - - $1,514,788         (A)
Note payable               3,341,337     3,341,337  3,383,141   3,383,141
Note payable                  163,000      163,000  3,455,591   3,455,591


(A) It is not practicable to determine the fair value of the loan payable to affiliate due to the related party nature of the arrangement.
NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

During the six months ending June 30, 1997, the Partnership sold its 60% joint venture interest in Capital Builders Roseville Venture.
The Partnership was also successful in refinancing Plaza de Oro's
Note Payable, which became due April 1, 1997.

The Partnership's sale of its joint venture interest resulted in a $1,127,913 non-cash gain and cash proceeds of $51,068. The refinancing of the Partnership's Note Payable also provided cash proceeds amounting to $141,583. The cash provided by these transactions, along with cash flow from operations, was primarily used to bring its accounts payable current, decreasing accounts payable by $92,523, and was used to pay loan fees of $83,275 for the Partnership's new financing.

The remaining cash proceeds were used to finance leasing commissions of $15,771 and tenant improvements of $15,463 for the Partnership's investment properties. It is anticipated that approximately $50,000 in additional tenant improvements and leasing commissions will be incurred during 1997 in order to maintain Plaza de Oro's current 97% occupancy. These costs will be funded by cash reserves and property income.

The Partnership's ability to meet current year obligations has improved during 1997 as a result of maintaining Plaza de Oro's occupancy, as well as the refinancing of its current Note Payable as of April 1, 1997. The Partnership appears to be able to meet current year obligations, provided it is successful in refinancing or extending Plaza de Oro's undeveloped pad loan, which was obtained April 1, 1997, but will be due September 24, 1997, as well as having the property maintain its current occupancy rate and income stream.

It is Management's plan to actively market and attempt to locate a potential tenant for the undeveloped 9,800 square foot building on Plaza de Oro's Phase II land. If a tenant is identified and a lease is signed, this will allow the Partnership to obtain additional financing, construct the building, and convert the loan to a mini-permanent loan. Management is also searching for new potential lenders and joint venture equity partners to paydown the existing land loan and finance the additional construction costs.

Results of Operations

The Partnership's total revenues increased by $16,394 (2.6%) for the six months ended June 30, 1997, as compared to June 30, 1996, while expenses decreased by $139,692 (15.2%) for the same respective period. In addition, the minority interest in net loss has decreased by $23,429 (50.7%) in 1997 compared to 1996, and in 1997 a gain from the disposition of the joint venture of $1,127,913 was incurred, all resulting in an increase in net income of $1,260,870 (517.7%) for the months ended June 30, 1997 as compared to June 30, 1996.

The increase in revenues is due primarily to the successful lease-up of Plaza de Oro, which as of June 30, 1997 was 97% occupied.

Total expenses decreased by $139,992 for the six months ended June 30, 1997, as compared to June 30, 1996, due to the sale on May 1, 1997 of its 60% interest of Capital Builders Roseville Venture. As of June 30, 1997, the Statement of Operations included expenses of $299,645 from its joint venture, where as of June 30, 1996, expenses of $439,856 from its joint venture were included. As a result of the sale, only four months of the joint venture's operations were included in the June 30, 1997 Consolidated Statement of Operations, where as of June 30, 1996, six months of the joint venture's operations were included.



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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date: August 27, 1997         By:
                              Michael J. Metzger
                              President


Date: August 27, 1997         By:
                              Kenneth L. Buckler
                              Chief Financial Officer