Form 10-Q
period 1997-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1997-11-25
CIK 763978

4



                               FORM 10-Q



                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549



Nine Months ended September 30, 1997   Commission File Number 2-96042



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

Yes    X       No

      Capital  Builders  Development
                Properties
  (A  California  Limited  Partnership)

       CONSOLIDATED  BALANCE  SHEET
                                           September 30 December 31
                                               1997        1996
ASSETS
  Cash and cash equivalents                 $    19,899    $    49,335
  Accounts receivable, net                      123,158        135,406
  Investment property, at cost,
    net of accumulated depreciation
    and amortization of $1,181,495
    and $2,107,769 at September 30,
   1997 and December 31, 1996,
    respectively                              3,983,368      7,252,601

  Lease commissions, net of accumulated
    amortization of $51,127 and $99,983
    at September 30, 1997, and December
    31, 1996, respectively                       76,873        126,701

  Other assets, net of accumulated
    amortization of $12,552 and
    $91,673 at September 30, 1997, and
    December 31, 1996, respectively              72,810         66,404

 Minority Interest                             - - - -        695,094

                    Total assets            $ 4,276,108    $ 8,325,541

LIABILITIES AND PARTNERS' EQUITY
  Loan payable to affiliate                    - - - -     1,514,788
  Notes payable                              3,520,844      6,838,732
  Accounts payable and accrued
    liabilities                                 76,496        160,718
  Tenant deposits                               51,626        115,332

                    Total liabilities       $ 3,648,966    $ 8,629,570

  Commitments and contingencies
  Partners' Equity:
    General partner                           (51,552)       (60,864)
    Limited partners                           678,694      (243,165)

                   Total partners' equity   $   627,142   $  (304,029)

    Total liabilities and partner's equity  $ 4,276,108    $ 8,325,541

   See accompanying notes to the financial
                               statements.


      Capital  Builders  Development
                Properties
  (A  California  Limited  Partnership)

 CONSOLIDATED
STATEMENTS OF
   OPERATIONS
FOR THE MONTHS
ENDED SEPTEMBER
          30,

                           1997                   1996
                           Three        Nine      Three         Nine
                          Months       Months    Months       Months
                           Ended       Ended      Ended        Ended
Revenues
  Rental and other
income                    $170,983    $816,785   $329,277   $958,500
  Interest income              250         822        322      1,079

      Total revenues       171,233     817,607    329,599    959,579

Expenses
  Operating expenses        40,595     161,377     67,865    193,804
  Repairs  & maintenance    42,603     113,687     28,665     99,922
  Property taxes            17,451      57,012     24,372     73,116
  Interest                  78,681     390,932    187,836    557,229
  General and
administrative              19,569      74,917     19,299     81,709
  Depreciation and
amortization                58,482     239,229    113,494    355,516

      Total expenses       257,381   1,037,154    441,531   1,361,296

  Loss before minority
interest                  (86,148)   (219,547)  (111,932)   (401,717)

Minority interest in
joint venture              - - - -      22,806     19,120     65,355
Gain from disposition of
joint venture              - - - -   1,127,913    - - - -    - - - -

Net (loss)/income         (86,148)     931,172   (92,812)   (336,362)

Allocated to general
partners                     (861)       9,312      (929)    (3,364)

Allocated to limited
partners                 ($85,287)    $921,860  ($91,883)   ($332,998)

Net (loss)/income per
limited partnership unit   ($6.19)      $66.86    ($6.66)   ($24.15)

Average units
outstanding                 13,787      13,787     13,787     13,787


  See accompanying notes
        to the financial
             statements.

      Capital  Builders  Development
                Properties
  (A  California  Limited  Partnership)

CONSOLIDATED  STATEMENTS
    OF  CASH  FLOWS
    FOR MONTHS ENDED
     SEPTEMBER 30,

                                  1997                    1996
                           Three        Nine       Three        Nine
                           Months      Months      Months      Months
                           Ended       Ended       Ended       Ended
Cash flows from
operating activities:
  Net (loss)/income       ($86,147)    $931,173   ($92,812)  ($336,362)
  Adjustments to
reconcile net loss to
cash flow used in
operating activities:
  Depreciation and
amortization                 58,482     239,229     113,494     355,516
  Minority interest in
joint venture               - - - -    (22,806)    (19,120)    (65,355)
  Gain from Partnership
Investment                  - - - -  (1,127,913)    - - - -     - - - -
  Unpaid Interest on
Loan Payable to
Affiliate                   - - - -      55,347      10,584      28,794
  Changes in assets and
liabilities
    (Increase)/decrease
in accounts receivable      (1,895)    (22,500)       2,393     (4,694)
    Increase in leasing
commissions                (10,290)    (26,061)    (18,759)    (62,712)
    (Increase)/decrease
in other assets             (1,653)         246     (2,187)     (1,845)
     Increase/(decrease)
in accounts payable and
accrued liabilities          33,927    (58,596)      44,298      81,594
    (Decrease)/increase
in tenant deposits          (4,898)    (12,164)       8,635       3,722

      Net cash (used in)
provided by operating
activities                 (12,474)    (44,045)      46,526     (1,342)

Cash flows from
investing activities:
  Improvements to
investment properties      (23,102)    (38,566)    (17,879)    (95,107)
  Proceeds from sale of
partnership investment      - - - -      14,380     - - - -     - - - -

      Net cash used in
investing activities       (23,102)    (24,186)    (17,879)    (95,107)

Cash flows from
financing activities:
  Payments on notes
payable                     (8,866)    (44,886)    (16,420)    (55,127)
  Proceeds from notes
payable                      25,373     166,956     - - - -     - - - -
  Payment of loan fees      - - - -    (83,275)     - - - -     - - - -
  Proceeds on loans
payable to affiliate        - - - -     - - - -     - - - -     170,000
  Distribution to
minority interest           - - - -     - - - -     (8,000)    (98,480)

     Net cash provided
by financing activities      16,507      38,795    (24,420)      16,393

Net (decrease)/increase
in cash                    (19,069)    (29,436)       4,227    (80,056)

Cash, beginning of
period                       38,968      49,335       6,116      90,399

Cash, end of period         $19,899     $19,899     $10,343     $10,343

See accompanying notes to the financial statements.

                Capital Builders Development Properties
                  (A California Limited Partnership)


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997



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

NOTE 2 - CHANGES IN OPERATIONS AND UNUSUAL ITEMS

In May 1997, the Partnership sold its 60% interest in Capital Builders Roseville Venture to its affiliate, Capital Builders Development Properties II. The sale was completed after an independent property valuation of the joint venture property, Capital Professional Center. The sale resulted in a net gain of $1,127,913 ($81.81 per limited partnership unit) and net cash proceeds of $14,380. As of September 30, 1997, the Partnership's Consolidated Statement of Operations included a net loss of $57,015 from Capital Builders Roseville Venture, of which $22,806 was allocated to its minority partner. The transaction did not generate any sales commissions, transaction fees, changes in management compensation or any other direct or indirect benefit to the General Partner.

NOTE 3 - LIQUIDITY

During the second quarter of 1997, Management was successful in its plan to refinance Plaza de Oro's current Note Payable. The new financing consists of a $3,350,000, five year, mini-permanent, 9.25% fixed interest rate loan, secured by Phase I (existing building and improvements), and a $200,000, six month, prime +1.5% variable land loan secured by Phase II (undeveloped pad). The land loan was granted an additional six-month extension, extending its maturity date to March 24, 1998.

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

The total management fees paid to the Managing General Partner were $39,053 and $46,013 for the nine months ending September 30, 1997 and 1996, respectively, while total reimbursement of expenses were $75,283 and $86,618, respectively.

NOTE 5 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                                September 30,   December 31,
                                         1997         1996
Land                               $1,353,177     $2,423,706
Building and Improvements           3,283,383      5,802,208
Tenant Improvements                   528,303      1,134,456
Investment properties, at cost      5,164,863      9,360,370

Less: accumulated depreciation
        and amortization          (1,181,495)    (2,107,769)

     Investment property, net      $3,983,368     $7,252,601


NOTE 6 - LOAN PAYABLE TO AFFILIATE
The loan payable represents funds advanced to the Roseville Joint Venture from Capital Builders Development Properties II, a related Partnership which has the same General Partner. The loan was settled in conjunction with the sale of the 60% interest of the Roseville joint venture. The loan bore interest at approximately the same rate charged to it by a bank for other borrowings, which was 8.95% at the time of sale of the joint venture, May 1, 1997 and September 30, 1997, respectively. Interest expense incurred on the loan was $55,347 and $81,457 in 1997 and 1996, respectively.

NOTE 7 - NOTES PAYABLE

Notes Payable consist of the following at:
                                      September 30,    December 31,
                                                1997           1996
Construction  loan due April  1,  1997
was  refinanced  with a mini-permanent
loan  with  a fixed interest  rate  of
9.25%, and requiring monthly principal
and   interest  payments  of  $28,689,
which  is  sufficient to amortize  the
loan  over 25 years.  The loan is  due
April   1,   2002.    The   note    is
collateralized  by  a  First  Deed  of
Trust on the land, buildings and
improvements.                             $3,332,471     $3,383,141

Mini-permanent loan on  joint  venture
property with a fixed interest rate of
8.24%  and requiring monthly principal
and   interest  payments  of  $27,541,
which  is  sufficient to amortize  the
loan  over 25 years.  The loan is  due
January   1,   2001.   The   note   is
collatoralized  by  a  first  deed  of
trust on the land, buildings
and improvements.                         - - - - -       3,455,591

Land/Construction loan of $200,000 due
March,  24,  1998.   The  note   bears
interest at bank prime rate (8.50%  at
September 30, 1997) plus 1.5%  with  a
9%  floor.   The  note is  secured  by
Plaza de Oro's separately parceled
Phase II land.                               188,373      - - - - -

Total Notes Payable                       $3,520,844     $6,838,732


NOTE 8 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1997                       $642,168
                    1998                        582,094
                    1999                        518,136
                    2000                        475,095
                    2001                        259,794
                    Thereafter                  104,178
                    Total                    $2,581,465



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

The estimated fair values of the Partnership's financial instruments are as follows:

                                 September 30,           December 31,
                                      1997                1996
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Assets
Cash and cash equivalents     $19,899      $19,899    $49,335     $49,335

Liabilities
Loan payable to affiliate    $  - - -     $  - - - $1,514,788   1,514,788
Note payable               3,332,471     3,332,471  3,383,141   3,383,141
Note payable                  188,373      188,373  3,455,591   3,455,591


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

During the nine months ending September 30, 1997, the Partnership sold its 60% joint venture interest in Capital Builders Roseville
Venture. The Partnership was also successful in refinancing Plaza de Oro's Note Payable, which became due April 1, 1997.

The Partnership's sale of its joint venture interest resulted in a $1,127,913 non-cash gain and cash proceeds of $14,380. The refinancing of the Partnership's Note Payable also provided initial cash proceeds amounting to $141,583 and subsequent draws of $25,373 for site planning performed on the Plaza de Oro pad. The cash provided by the sale of the joint venture and the initial funding for the refinancing, along with cash flow from operations, was primarily used to bring its accounts payable current, decreasing accounts payable by $58,596, and was used to pay loan fees of $83,275 for the Partnership's new financing.

The remaining cash proceeds were used to finance leasing commissions of $26,061, plus tenant and pad site improvements of $38,566 for the Partnership's investment properties. It is anticipated that approximately $17,000 in additional tenant improvements and leasing commissions will be incurred during 1997 in order to maintain Plaza de Oro's stabilized occupancy. These costs will be funded by cash reserves and property income.

The Partnership's ability to meet current year obligations has improved during 1997 as a result of maintaining Plaza de Oro's occupancy, as well as the refinancing of its current Note Payable as of April 1, 1997, and extending its land loan until March 24, 1998. The Partnership appears to be able to meet current year obligations, provided it is able to maintain its properties current occupancy and income stream.

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

Results of Operations

The Partnership's total revenues decreased by $141,972 (14.8%) for the nine months ended September 30, 1997, as compared to September 30, 1996, while expenses also decreased by $324,142 (23.8%) for the same respective period. In addition, the minority interest in net loss has decreased by $42,549 (65.1%) in 1997 compared to 1996, and in 1997 a gain from the disposition of the joint venture of $1,127,913 was incurred, all resulting in an increase in net income of $1,267,534 (376.8%) for the nine months ended September 30, 1997 as compared to September 30, 1996.

The decrease in revenues is due to the sale of the Partnership's joint venture interest on May 1,1997. The sale decreased reported revenues by $248,272 since only four months of the joint venture's operations were included in the 1997 Consolidated Statement of Operations, where as the September 30, 1996 Statement included nine months of the joint venture's operations. The Partnership's remaining property, Plaza de Oro, experienced an increase in revenues of $106,300 for the nine months ended September 30, 1997, compared to September 30 1996, due to an increase in occupancy.

Total expenses decreased by $324,142 for the nine months ended September 30, 1997, as compared to September 30, 1996, due to the sale on May 1, 1997 of its 60% interest of Capital Builders Roseville Venture. As of September 30, 1997, the Statement of Operations included expenses of $299,645 from its joint venture, where as of September 30, 1996, expenses of $654,285 from its joint venture were included.



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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date: November 17, 1997       By:
                              Michael J. Metzger
                              President


Date: November 17, 1997       By:
                              Kenneth L. Buckler
                              Chief Financial Officer