Form 10-K
period 1997-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1998-03-31
CIK 763978

10
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K


            [X]  Annual Report Pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934


For the fiscal year ended                    Commission File Number
  December 31, 1997                                    2-96042

               CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                   A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

         California                      77-0049671

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

As of December 31, 1997 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 13,787. There is no market for the units.

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

(b)  Financial Information about Industry Segments

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership's remaining investment property is located near a major urban area and, accordingly, competes not only with similar properties in its immediate area but with hundreds of properties throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar Partnerships, real estate investment trusts and financial institutions) with respect to the purchase and sale of land, primarily on the basis of the prices and terms of such transactions.

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with light industrial, commercial retail, or an office building for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, and due to the decline in real estate values during the California real estate recession, it is anticipated that ultimate returns will be less than initially projected. Funds obtained by the Partnership from the sale of Limited Partnership Units have been used to acquire an equity interest in one piece of land for development and a 60% equity interest in another for development in accordance with its investment objective.

On April 10, 1987, the Partnership entered into a joint venture called Capital Builders Roseville Venture ("JV") with Capital Builders Development Properties II ("CBDP II"), a California Limited Partnership. The Partnership and CBDP II are affiliated as they have the same General Partner. The Limited Partners of the Partnership have the ability to replace the General Partner through a majority vote. The Partnership contributed $1,350,000 resulting in a 60% interest in the profits, losses and cash distributions of the JV. CB, the Managing General Partner of the Partnership, had the same rights and obligations with respect to the JV's operations and management as it could exercise as Managing General Partner of the Partnership. The JV was dissolved on May 1, 1997 when CBDP II purchased CBDP's remaining 60% interest in the JV.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in a property called Plaza de Oro ("PDO"). PDO is a two phase development. Phase I is a 71,600 square foot mixed-use project consisting of two multi-tenant buildings. Phase II consists of 42,500 square foot corner pad which is planned for a 9,860 square foot building. Construction will begin once funding is obtained from either a construction loan or a joint venture partner. PDO maintains adequate property and general liability insurance.

Additional information about the Partnership's property follows:

     Ownership Percentage:                         100%

     Acquisition Date:                December 19, 1985

     Location:                       Rancho Cordova, CA

     Present Monthly
          Effective Average
     Base Rent Per Square Foot:                   $0.85

     Square Footage Mix:
          Office                                 28,820
          Industrial                             33,825
          Retail                                  8,940

     Leased Occupancy at
       December 31:   1997                          81%
                      1996                          98%
                      1995                          92%
                      1994                          87%
                      1993                          64%

     Current Year Depreciation:                $189,973

     Method of Depreciation:              Straight Line

     Depreciation Life:                        40 Years
                                      Bldg Improvements
                                          Life of Lease
                                    Tenant Improvements

     Total cost:                             $5,174,921

     Encumbrances:                           $3,503,398

Tenant occupying more than
10% of square footage and nature
of business:                     FPA Medical Management


The Partnership's property is held subject to encumbrances which are fully described under Note 7 of the Partnership's Financial Statements included under Item 8 which is incorporated herein by reference.

Plaza de Oro is being leased to a wide variety of tenants in a diversity of industries. Leases are typically three to five years in term and provide for free rent periods, at inception, equal to approximately one month per year of a lease term. Some leases contain options to extend the term of the lease.

The Partnership's investment property is located in a major urban area and, therefore, must compete with properties of greater and lesser quality. Such competition is based primarily on rent, location, services and amenities. The properties are suitable for their current and anticipated use.

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

As of December 31, 1997, there were 1,154 holders and 13,787 Limited Partnership units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The   following  constitutes  a  summary  of  selected   consolidated
financial data for the following periods (000's omitted except net loss per Limited Partnership unit):

                         1997    1996     1995      1994     1993

Revenues                 $992    $1,341   $1,262    $1,231   $1,075

Net Income/(Loss)        $879    ($394)   ($594)    ($668)   ($1,036)
Net Income/(Loss) per
 Limited Partnership
 Unit                    $63     ($28)    ($43)     ($48)    ($74)
Total Assets             $4,219  $8,326   $8,386    $8,619   $8,829
Notes and Loans Payable  $3,503  $8,354   $8,102    $7,710   $7,291

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

During the twelve months ended December 31, 1997, the Partnership sold its 60% joint venture interest in Capital Builders Roseville Venture. The Partnership was also successful in refinancing Plaza de Oro's Note Payable, which became due April 1, 1997.

The Partnership's sale of its joint venture interest resulted in a $1,127,913 non-cash gain and net cash proceeds of $14,380. The refinancing of the Partnership's Note Payable also provided initial cash proceeds amounting to $141,583 and subsequent draws of $25,373 for site planning performed on the Plaza de Oro pad. The cash provided by the sale of the joint venture and the initial funding for the refinancing was primarily used to reduce its accounts payable by $46,835, fund tenant and building improvements costs of $48,622, and pay loan fees of $83,275 for the Partnership's new financing.

It is anticipated that approximately $28,000 in additional tenant improvements and leasing commissions will be incurred during 1998 in order to re-achieve Plaza de Oro's stabilized occupancy. Management also anticipates it will begin development of the 9,860 square foot Phase II building during 1998. The additional tenant improvements and building development costs will be funded by a combination of cash flow from operations, operating funds to be provided by a third-party who would enter into a joint venture with the Partnership for Phase II, and additional borrowings.

The Partnership's ability to meet current year obligations has improved during 1997 as a result of the refinancing its current Note Payable as of April 1, 1997, and extending its land loan until March 24, 1998. The Partnership appears to be able to meet current year obligations, provided it is able to refinance its Phase II land loan and obtain additional lease-up of approximately 7,000 square feet.

It is Management's plan to actively market and attempt to locate a potential tenant for the undeveloped 9,860 square foot building on Plaza de Oro's Phase II land. Management is also in current negotiations with a potential lender and joint venture equity partner to paydown the existing land loan and finance the additional construction costs.

Results of Operations

1997 vs 1996

The Partnership's total revenues decreased by $348,619 (26%) in fiscal year 1997, as compared to fiscal year 1996, while expenses decreased by $554,369 (30.5%) for the same respective period. In addition, the minority interest in net loss has decreased by $59,839 (72.4%) in 1997 compared to 1996, and in 1997 a gain from the disposition of the joint venture of $1,127,913 was incurred, all resulting in a net income of $879,714 for the fiscal year ended December 31, 1997 as compared to a loss of $394,110 for the fiscal year ended December 31, 1996.

The decrease in revenues is primarily due to the sale of the Partnership's joint venture interest on May 1,1997. The sale decreased reported revenues by $428,895 since only four months of the joint venture's operations were included in the 1997 Consolidated Statement of Operations, where as the December 31, 1996 Statement included twelve months of the joint venture's operations. The Partnership's remaining property, Plaza de Oro, experienced an increase in revenues of $80,275 for the twelve months ended December 31, 1997, compared to December 31 1996, due to an increase in average occupancy.

Total expenses decreased by $554,369 for the twelve months ended December 31, 1997, as compared to December 31, 1996, due to the sale on May 1, 1997 of its 60% interest of Capital Builders Roseville Venture. As of December 31, 1997, the Statement of Operations included expenses of $299,645 from its joint venture, where as of December 31, 1996, expenses of $878,135 from its joint venture were included. The Partnership's remaining property, Plaza de Oro, recognized an increase in operating expenses of $24,127 from fiscal year 1997 compared to 1996, primarily due to the recarpeting and painting of the office building's lobby and other common areas.

1996 vs 1995

The Partnership's total revenues increased by $79,074 (6.3%) in fiscal year 1996 compared to 1995, while expenses decreased by $199,855 (9.9%) for the same respective period. In addition, the minority interest in net loss has decreased by $78,610 (48.8%) in 1996 compared to 1995, all resulting in a decrease in net loss of $200,319 (33.7%) from fiscal year 1996 to 1995.

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

Total expenses, including depreciation, decreased by $199,855 for the fiscal year 1996 compared to 1995 due primarily to the net effect of:

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                       Page Number

INDEPENDENT AUDITORS' REPORT                                     9

FINANCIAL STATEMENTS

     BALANCE SHEETS                                              10
     AS OF DECEMBER 31, 1997 AND 1996

     STATEMENTS OF OPERATIONS                                    11
     FOR THE YEARS ENDED
     DECEMBER 31, 1997, 1996, and 1995

     STATEMENTS OF PARTNERS'                                     12
     EQUITY (DEFICIT) FOR THE YEARS ENDED
     DECEMBER 31, 1997, 1996, and 1995

     STATEMENTS OF CASH FLOWS                                    13
     FOR THE YEARS ENDED
     DECEMBER 31, 1997, 1996, and 1995

     NOTES TO FINANCIAL STATEMENTS                            14-21

SUPPLEMENTAL SCHEDULES

     SCHEDULE III
     REAL ESTATE AND ACCUMULATED DEPRECIATION                    25


Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.
                     Independent Auditors' Report

The Partners
Capital Builders Development Properties:

We have audited the accompanying balance sheets of Capital Builders Development Properties, a California Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31. 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the partnership's negative cash flow position and significant debt service raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

Sacramento, California                       KPMG Peat Marwick LLP
February 4, 1998
PART 2 - FINANCIAL INFORMATION

 Capital Builders Development Properties
    (a California Limited Partnership)

              BALANCE SHEETS
                                              December    December 31
                                                31
                                               1997          1996
ASSETS
Cash and Cash Equivalents                   $     2,310   $    49,335
Accounts receivable, net                        120,152       135,406
Investment property, net of
  accumulated depreciation and
  amortization of $1,227,226 and
  $2,107,769 at December 31, 1997
  and 1996, respectively                      3,947,695     7,252,601

Lease Commissions, net of accumulated
    amortization of $58,098 and $99,983 at
  December 31, 1997 and 1996, respectively       80,188       126,701

Other assets, net of accumulated
  'amortization of $17,382 and
  $91,673 at December 31, 1997 and
  1996, respectively                             68,984        66,404

Minority Interest                               - - - -       695,094

 Total Assets                                $4,219,329    $8,325,541

LIABILITIES AND PARTNERS' EQUITY/(DEFICIT)
Notes payable                               $ 3,503,398   $ 6,838,732
Loan payable to affiliate                           - -      1,514,788
                                                    - -
Accounts payable and accrued liabilities         88,257       160,718
Tenant deposits                                  51,989       115,332

 Total Liabilities                            3,643,644     8,629,570

Commitments and contingencies
Partners' Equity/(Deficit):
  General Partners
                                               (52,067)      (60,864)
  Limited Partners                              627,752
                                                            (243,165)
Total Partners' Equity/(Deficit)                575,685     (304,029)

Total Liabilities and Partners'              $4,219,329    $8,325,541
Equity/(Deficit)

   See accompanying notes to the financial
                               statements.


  Capital Builders Development
           Properties
     (a California Limited
          Partnership)

    STATEMENTS OF OPERATIONS
    YEARS ENDED DECEMBER 31,

                                    1997           1996         1995
Revenues
  Rental and other income        $   991,210    $ 1,339,355   $ 1,259,763
  Interest Income                        912         1,386        1,904

     Total revenues                  992,122     1,340,741    1,261,667

Expenses
  Operating expenses                 202,125       262,885      249,236
  Repairs & maintenance              130,654       140,846      141,104
  Property taxes                      71,632        97,548       90,226
  Interest                           472,622       744,438      817,817
  General and administrative          89,335       107,306       94,467
  Depreciation and amortization      296,759       464,473      624,501

     Total expenses                1,263,127     1,817,496    2,017,351

  Loss before minority interest    (271,005)     (476,755)    (755,684)

  Minority interest in net loss
of Joint Venture                      22,806        82,645      161,255

  Gain from disposition of Joint
Venture                            1,127,913       - - - -      - - - -

     Net income/(loss)               879,714     (394,110)    (594,429)

Allocated to General Partners          8,797       (3,941)      (5,944)

Allocated to Limited Partners    $   870,917   $  (390,169)  $  (588,485)

   Net income/(loss) per Limited
Partnership unit                 $     63.17   $    (28.30)  $    (42.68)

Average units outstanding             13,787        13,787       13,787

   See accompanying notes to the
           financial statements.

               CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                   a California Limited Partnership

               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   Total
                                      General      Limited     Partners'
                                     Partners     Partners        Equity
                                                               (Deficit)

  Balance at December 31, 1994      ($50,979)     $735,489      $684,510

      Net Loss                        (5,944)    (588,485)     (594,429)

  Balance at December 31, 1995       (56,923)      147,004        90,081

      Net loss                        (3,941)    (390,169)     (394,110)

  Balance at December 31, 1996       (60,864)    (243,165)     (304,029)

      Net income                        8,797      870,917       879,714

  Balance at December 31, 1997      $(52,067)     $627,752      $575,685

  See accompanying notes to the financial statements.

  Capital Builders Development
           Properties
     (a California Limited
          Partnership)

    STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 31,

                                     1997          1996         1995
Cash flows from operating
                     activities:
  Net income/(loss)                 $879,714    ($394,110)   ($594,429)
    Adjustments to reconcile net
      income (loss) to cash flow
    flow (used in) provided by
           operating activities:
  Depreciation and amortization      296,759       464,473      624,501
  Minority interest in joint
  venture                           (22,806)      (82,645)    (161,255)
  Gain from disposition of joint
  venture investment             (1,127,913)       - - - -      - - - -
  Unpaid interest expense on
  loan payable                        55,347        58,702      115,684
  Changes in assets and
                    liabilities:
    (Increase)/ Decrease in
    accounts receivable             (19,494)         3,015       57,552
    Increase in leasing
    commissions                     (36,346)      (79,663)     (18,378)
    Increase in other assets           (757)       (3,409)     (72,650)
    (Decrease)/ Increase in
            accounts payable and
    accrued liabilities             (12,259)        41,876     (33,264)
    (Decrease )/Increase in
    tenant deposits                 (11,801)         6,487        2,536

  Net cash (used in)/provided by
       operating activities              444        14,726     (79,703)

       Cash flows from investing
                     activities:
  Improvements to investment
  properties                        (83,197)     (123,815)     (74,760)
  Proceeds from sale of
  partnership investment              14,380       - - - -      - - - -

Net cash used in investing
activities                          (68,817)     (123,815)     (74,760)

       Cash flows from financing
                     activities:
  Proceeds on notes payable        3,530,000        39,954      204,831
  Payments on notes payable      (3,425,377)      (72,449)     (33,468)
  Payment of loan fees              (83,275)       - - - -      - - - -
  Proceeds on loans payable
  to affiliate                       - - - -       225,000      105,000
  Distribution to minority
  interest                           - - - -     (124,480)     (36,400)

Net cash provided by financing
activites                             21,348        68,025      239,963

Net (decrease)/increase in cash     (47,025)      (41,064)       85,500

Cash, beginning of period             49,335        90,399        4,899

Cash, end of period                   $2,310       $49,335      $90,399

Supplemental disclosure:
  Cash paid for interest            $391,634      $685,739     $703,741

Non cash investing and financing
                       activity:
  Capital improvements financed
    through accounts payable and
  accrued liabilities                - - - -       $34,576      - - - -


   See accompanying notes to the
           financial statements.


                Capital Builders Development Properties
                  (A California Limited Partnership)


                     NOTES TO FINANCIAL STATEMENTS
                   December 31, 1997, 1996, AND 1995


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

Principles of Presentation
The 1996 and 1995 financial statements include the accounts of the company and its majority-owned subsidiary (60%), Capital Builders
Roseville Venture. In May 1997 the Partnership sold its 60% interest in Capital Builders Roseville Venture to its affiliate, Capital
Builders  Development  Properties II.  Capital  Builders  Development
Properties II, a California Limited Partnership, is an affiliate of the Partnership as they have the same General Partner, Capital
Builders, Inc. The financial statements represent financial activity on a consolidated basis until the time of the disposition of the majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The General Partner of Capital
Builders Development Properties, Capital Builders, Inc., has no direct ownership interest in the joint venture, and did not receive any compensation for the sale of the subsidiary (See Note 2 for further discussion).

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

Investment Properties
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Net Income/(Loss) per Limited Partnership Unit

The net income/(loss) per Limited Partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1997, 1996, and 1995.

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

NOTE 2 - CHANGES IN OPERATIONS AND UNUSUAL ITEMS

In  May  1997,  the  Partnership sold its  60%  interest  in  Capital
Builders   Roseville  Venture  to  its  affiliate,  Capital  Builders
Development  Properties  II.   The  sale  was  completed   after   an
independent property valuation of the joint venture property, Capital
Professional  Center.  The sale resulted in a net gain of  $1,127,913
($81.81  per  limited  partnership unit) and  net  cash  proceeds  of
$14,380.   As  of December 31, 1997, the Partnership's  Statement  of
Operations  included  a  net loss of $57,015  from  Capital  Builders
Roseville  Venture, of which $22,806 was allocated  to  its  minority
partner.   The  transaction did not generate any  sales  commissions, transaction  fees, changes in management compensation  or  any  other direct or indirect benefit to the General Partner.

NOTE 3 - LIQUIDITY

During  the second quarter of 1997, Management was successful in  its
plan  to  refinance  Plaza de Oro's current Note  Payable.   The  new
financing consists of a $3,350,000, five year, mini-permanent,  9.25%
fixed  interest rate loan, secured by Phase I (existing building  and improvements), and a $200,000, six month, prime +1.5%  variable  land
loan  secured  by  Phase II (undeveloped pad).   The  land  loan  was
reduced  to  $180,000 and granted an additional six-month  extension, extending its maturity date to March 24, 1998.

The  new  lower  interest rate loans will improve  the  Partnership's ability  to  generate future cash flow, but future  cash  flow  still remains  dependent  upon  its ability to  maintain  and  improve  the occupancy  of its investment properties.  Additionally,  it  will  be necessary  for  the  Partnership's Management to  either  extend  its current  land loan, and/or obtain a joint venture partner to  develop the  Phase II pad.  Management is currently negotiating with  various joint venture partners, and hopes to reach an agreement by May,  1998 and begin Phase II development.

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

The total management fees paid to the Managing General Partner were $47,380, $62,154 and $60,897 for the years ended December 31, 1997,
1996, and 1995, respectively, while total reimbursement of expenses was $97,416, $114,512 and $102,669, respectively.

NOTE 5 - INVESTMENT PROPERTIES

The components of the investment property account at December 31, are as follows:
                                         1997         1996
Land                               $1,353,177     $2,423,706
Building and Improvements           3,287,832      5,802,208
Tenant Improvements                   533,912      1,134,456
Investment properties, at cost      5,174,921      9,360,370

Less: accumulated depreciation
        and amortization          (1,227,226)    (2,107,769)

     Investment property, net      $3,947,695     $7,252,601


NOTE 6 - LOAN PAYABLE TO AFFILIATE
The  loan  payable represents funds advanced to the  Roseville  Joint
Venture  from Capital Builders Development Properties II,  a  related
Partnership which has the same General Partner. The loan was settled in conjunction with the sale of the 60% interest of the Roseville joint venture. The loan bore interest at approximately the same rate charged to it by a bank for other borrowings, which was 8.95% at the time of sale of the joint venture, May 1, 1997 and December 31, 1996.
Interest expense incurred on the loan was $55,347, $111,362 and $115,683 in 1997, 1996, and 1995, respectively.

NOTE 7 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:

                                                1997           1996
Construction loan with a variable interest
rate  based on the bank commercial lending
rate  (7.5% as of April 1, 1997) plus 2.5%
was   refinanced  in  1997  with  a  mini-
permanent loan with a fixed interest  rate
of  9.25%, requiring monthly principal and
interest  payments  of $28,689,  which  is
sufficient  to amortize the loan  over  25
years.   The  loan is due April  1,  2002.
The note is collateralized by a First Deed
of   Trust  on  the  land,  buildings  and
improvements, and is guaranteed by the
General Partner.                             $3,323,398   $3,383,141

Mini-permanent  loan  on   joint   venture
property  with  a fixed interest  rate  of
8.24% and requiring monthly principal  and
interest  payments  of $27,541,  which  is
sufficient  to amortize the loan  over  25
years.   The loan is due January 1,  2001.
The note is collateralized by a first deed
of trust on the land, buildings and
improvements (See Note 2).                   - - - - -     3,455,591

Land/Construction  loan  of  $180,000  due
March,  24, 1998.  The note bears interest
at  bank  prime rate plus 1.5%  (10.0%  at
December  31, 1997 with a 9% floor).   The
note   is   secured  by  Plaza  de   Oro's
separately parceled Phase II land and is
guaranteed by the General Partner.              180,000    - - - - -

Total Notes Payable                          $3,503,398   $6,838,732

Scheduled principal payments during 1998, 1999, 2000, 2001, and  2002
are    $218,454,   $42,166,   $46,236,   $50,699,   and   $3,145,843,
respectively.

NOTE 8 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased.
Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1998                       $582,094
                    1999                        518,136
                    2000                        475,095
                    2001                        259,794
                    2002                        104,178
                    Total                    $1,939,297

NOTE 9 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the financial statement method of accounting to the Federal income tax method of accounting for the years ended
December 31 are as follows:

                                         1997         1996          1995

Net income/(loss) - financial        $879,714   ($394,110)    ($594,429)

Adjustments
  resulting from:
  Book to tax difference in
  depreciation and amortization     (413,552)      114,923       265,630

  Net income/(loss) - tax method      466,162    (279,187)     (328,799)

Partners' equity - financial         $575,685   ($304,029)       $90,081

Increases
  resulting from:
  Book to tax difference in
  depreciation and amortization
  and valuation allowance           1,767,731    2,181,286     2,066,363
  Selling expenses for
  Partnership units                 1,012,108    1,012,108     1,012,108

  Partners' equity - tax           $3,355,524   $2,889,365    $3,168,552

Taxable income/(loss) per Limited
  Partnership unit after
  giving effect to the
  taxable loss allocated to
  the General Partner                  $33.47     ($20.05)      ($23.61)



NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Partnership's financial instruments as of December 31, are as follows:

                                      1997                1996
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Assets
Cash and cash equivalents      $2,310       $2,310    $49,335     $49,335

Liabilities
Loan payable to affiliate       - - -        - - - $1,514,788         (A)
Note payable              $3,323,398    $3,323,398 $3,383,141  $3,383,141
Note payable                 $180,000     $180,000 $3,455,591  $3,455,591

(A) It is not practicable to determine the fair value of the loan payable to affiliate due to the related party nature of the arrangement.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability, if any, under any pending litigation would not materially affect its financial condition or operations.

NOTE 12 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income

In  June 1997, the Financial Accounting Standards Board (FASB)  issued
Statement  of Financial Accounting Standards (SFAS) No. 130, Reporting
Comprehensive  Income.   SFAS No. 130 is  effective  for  interim  and
annual  periods beginning after December 15, 1997 and is to be applied retroactively  to  all periods presented.  SFAS  No.  130  establishes standards  for reporting and display of comprehensive income  and  its
components in a full set of general purpose financial statements.   It
does  not, however, specify when to recognize or how to measure  items that make up comprehensive income.  SFAS No. 130 was issued to address concerns  over  the  practice of reporting elements  of  comprehensive income directly in equity.  This Statement requires all items that are required to be recognized under accounting standards as components  of comprehensive  income  be reported in a financial  statement  that  is displayed in equal prominence with the other financial statements.  It does  not  require a specific format for that financial statement  but requires  that  an  enterprise display an  amount  representing  total comprehensive  income  for  the period in  that  financial  statement.
Enterprises  are  required to classify items of  "other  comprehensive income"  by  their nature in the financial statement and  display  the balance of other comprehensive income separately in the equity section of  a  statement of financial position.  It does not require per share amounts of comprehensive income to be disclosed.  Management does  not expect  that adoption of SFAS No. 130 will have a material  impact  on the Partnership's financial statements.

Financial Reporting for Segments of a Business Enterprise

In  June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an  Enterprise and Related Information.  SFAS No. 131 is effective for interim and annual periods beginning after December 15, 1997 and is to
be  applied  retroactively to all periods  presented.   SFAS  No.  131
establishes standards for the way public business enterprises  are  to report  information  about  operating  segments  in  annual  financial
statements   and   requires  those  enterprises  to  report   selected
information  about  operating segments in  interim  financial  reports issued  to  shareholders.  It also establishes standards  for  related disclosures about products and services, geographic areas,  and  major
customers.   SFAS No. 131 supersedes SFAS No. 14, Financial  Reporting
for Segments of a Business Enterprise, but retains the requirement  to report  information about major customers.  Management does not expect that  adoption  of  SFAS No. 131 will have a material  impact  on  the
Partnership's financial statements.


                               PART III

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
          DISCLOSURE

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

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner.
CB  is  a  California  corporation organized in May  1978,  with  its executive offices at 4700 Roseville Road, Suite 206, North Highlands,
California 95660 [telephone number (916) 331-8080].  To date, CB  has organized  ten  Partnerships  to engage  in  commercial  real  estate
development.   As  the  General Partner, CB may  be  responsible  for
certain  liabilities that a Partnership it manages is unable to  pay.
In  addition,  CB, in the normal course of business,  has  guaranteed certain debt obligations of the Partnerships it sponsored aggregating
$3,323,398.

The officers, directors, and key personnel of CB are as follows:

    Name                               Office
    Michael J. Metzger                 President and Director
    Mark Leggio                        Director
    Ellen Wilcox                       Director

Michael  J.  Metzger:   Mr. Metzger is responsible  for  the  general
management  of  CB.   Mr.  Metzger  assumed  responsibility  for  the
management  of  CB in December 1986.  He was formerly  the  Executive
Vice-President  of The Elder-Nelson Company (EN) and its  subsidiary, the  Elder-Nelson Equities Corporation - affiliated  companies  which
provided  underwriting and administrative services to CB.   Prior  to
joining  EN in 1977, Mr. Metzger was Partner/General Manager for  two
years  in  his  family's  real  estate contracting,  development  and
syndication  business.   Mr.  Metzger has  also  had  five  years  of
experience in manufacturing management, and served as an Army Officer
for  four  years.   Mr. Metzger holds a B.S. degree in  Business  and
Industrial  Management as well as licenses in Real Estate, Securities and Insurance.

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

Mark J. Leggio:  Mark Leggio is the Owner of Mark J. Leggio, CPA.   He
provides tax accounting and business consultation services to  a  wide variety  of  small and mid-size businesses.  In addition,  he  is  the founding  shareholder  and chief financial  officer  of  Green  Planet
Juicery, Inc., located in the Sacramento area.  From 1978 to  1995  he
worked  for  KPMG Peat Marwick and was a partner when  he  left.   Mr.
Leggio  holds  a  Bachelor of Science degree in  Accounting  from  the
University of Southern California, where he graduated cum laude.


ITEM 11.  EXECUTIVE COMPENSATION

The  Partnership  does  not  have  any  officers  or  employees  and,
therefore,   does  not  pay  compensation  to  such   persons.    The
Partnership's  business is conducted by the Managing General  Partner which  is  entitled under Article IV of the Partnership Agreement  to
receive   underwriting   commission,   acquisition   fees,   property
management  fees,  subordinated  real  estate  commission,  share  of
distribution  and  an  interest  in the  Partnership.   The  Managing
General  Partner's fees totaled $47,380 in 1997, consisting  entirely of  property  management fees which are calculated  as  5%  of  gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $97,416 in 1997.

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

During  the year ended December 31, 1997 the Managing General Partner
and/or   its   affiliate  received  $97,416  for   reimbursement   of
administrative  services  and  $47,380 for  property  management  and administrative fees.

                                PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

EXHIBIT NUMBER  EXHIBIT

(a)              1,2  See  Item 8 of this Form 10-K for the Financial
               Statements  of  the  Partnership, Notes  thereto,  and
               Supplementary  Schedules.   An  Index   to   Financial
               Statements  and Schedules is included and incorporated
               herein by reference.

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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1998.





  Capital
  Builders
Development
 Properties
A California
  Limited
Partnership
    and
 Subsidiary
SCHEDULE III
   - REAL
 ESTATE AND
ACCUMULATED
DEPRECIATION
  12/31/97

  Column A    Column B    Column C   Column D         Column E
                                       Cost
                                    Captialize
                                         d
Description  Encumbranc    Initial  Subsequent  Gross Carrying Amount
             es             Cost        to           at End of Period
                                    Acquistion

                                                Carrying               Buildings
                                                                           &
                          Land (1)  Improvemen    Costs       Land    Improvemen  Total(1)
                                         ts(1)                            ts
Commercial
Office Bldg.
  Rancho      $3,503,398 $1,143,165 $4,012,274     $19,482 $1,353,177 $3,821,744  $5,174,921
Cordova


                                                            Column E
                                                              Total

                                                                 1995       1996        1997

Balance at                                                 $9,974,524 $9,582,274  $9,360,370
beginning of
period

Additions
                                                               74,760    158,391      48,621

     Sale of
     Capital                                                        -          -  (4,172,587
Professional                                                                               )
      Center

Deletions
(2)                                                         (467,010)  (380,295)    (61,483)

Balance at                                                 $9,582,274 $9,360,370  $5,174,921
end of
period





  Column A                Column F   Column G   Column H    Column I
                         Accumulate   Date of     Date     Depreciati
                              d                                on
Description              Depreciati Constructi  Acquired      Life
                             on         on



Commercial                                                 40 Years
Office Bldg.                                               (Bldg)
  Rancho                 $1,227,226       1987        1985 Life of
Cordova                                                    Lease
                                                          (Tenant
                                                          Imp.)


                                     Column F
                                       Total

                                          1995        1996       1997

Balance at                          $2,029,925  $2,097,079 $2,107,769
beginning of
period

Additions
                                       534,164     390,985    189,977

     Sale of
     Capital                                 -           - (1,009,122
Professional                                                        )
      Center

Deletions
(2)                                  (467,010)   (380,295)   (61,483)

Balance at                          $2,097,079  $2,107,769 $1,227,141
end of
period




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

