Form 10-Q
period 1998-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1998-05-15
CIK 763978

13

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities and Exchange Act of 1934



For The Quarter Ended March 31, 1998   Commission File Number 2-96042



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
        Partnership)

       BALANCE  SHEETS
                                           March 31        December 31
                                             1998             1997
ASSETS
  Cash and cash equivalents               $      3,023     $      2,310
  Accounts receivable, net                     125,924          120,152
  Investment property, at cost,
    net of accumulated depreciation
    and amortization of $1,227,709
    and $1,227,226 at March 31,
   1998 and December 31, 1997,
    respectively                             3,904,343        3,947,695

  Lease commissions, net of accumulated
    amortization of $59,156 and 58,098
    at March 31, 1998, and December 31,
    1997, respectively                          73,910           80,188

  Other assets, net of accumulated
    amortization of $21,760 and
    $17,382 at March 31, 1998, and
    December 31, 1997, respectively             64,553           68,984

           Total assets                     $4,171,753       $4,219,329

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                           $  3,494,114     $  3,503,398
  Accounts payable and accrued
    liabilities                                117,219           88,257
  Tenant deposits                               48,925           51,989

           Total liabilities                $3,660,258       $3,643,644

  Commitments and contingencies
  Partners' Equity:
    General partner                           (52,709)         (52,067)
    Limited partners                           564,204          627,752

           Total partners' equity           $  511,495       $  575,685

           Total liabilities and
               partner's equity             $4,171,753       $4,219,329


See accompanying notes to the financial
                            statements.


  Capital  Builders  Development
            Properties
      (A  California  Limited
           Partnership)

    STATEMENTS  OF  OPERATIONS
 THREE  MONTHS  ENDED  MARCH  31,

                                        1998            1997
Revenues
  Rental and other income               $ 172,363      $ 354,191
  Interest income                              49            286

          Total revenues                  172,412        354,477

Expenses
  Operating expenses                       35,692         71,053
  Repairs and maintenance                  19,028         43,494
  Property taxes                           14,185         23,417
  Interest                                 81,364        187,923
  General and administrative               30,736         35,364
  Depreciation and amortization            55,597        106,569

          Total expenses                  236,602        467,820

  Loss before minority interest          (64,190)      (113,343)

  Minority interest in net loss
    of joint venture                      - - - -       (18,876)

Net loss                                 (64,190)       (94,467)

Allocated to general partners               (642)          (945)

Allocated to limited partners          $ (63,548)     $ (93,522)

Net loss per limited partnership         $ (4.61)       $ (6.78)
unit

Average units outstanding                  13,787         13,787


      See accompanying notes to the
              financial statements.


    Capital  Builders  Development
              Properties
 (A  California  Limited  Partnership)

      STATEMENTS  OF  CASH  FLOWS
   THREE  MONTHS  ENDED  MARCH  31,

                                           1998           1997
Cash flows from operating activities:
  Net loss                                ($64,190)     ($94,467)
  Adjustments to reconcile net loss
     to cash flow provided by/(used in)
     operating activities:
  Depreciation and amortization              55,597       106,569
  Minority interest in joint venture     - - - - -       (18,876)
  Unpaid interest on loan payable
    to affiliate                         - - - - -         31,333
  Changes in assets and liabilities
    (Increase)/Decrease in accounts         (5,772)        14,381
      receivable
    Increase in leasing commissions      - - - - -       (15,771)
    Decrease/(Increase) in other assets          51       (6,939)
    Increase in accounts
      payable and accrued liabilities        28,962        16,514
    Decrease in tenant deposits             (3,064)       (7,452)

          Net cash provided by
          operating activities               11,584        25,292

Cash flows from investing activities:
  Improvements to investment properties     (1,587)         (108)

          Net cash used in investing        (1,587)         (108)

Cash flows from financing activities:
  Payments on notes payable                 (9,284)      (23,408)

          Net cash used in
          financing activities              (9,284)      (23,408)

Net Increase in cash                            713         1,776

Cash, beginning of period                     2,310        49,335

Cash, end of period                          $3,023       $51,111


See accompanying notes to the financial
                            statements.


               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                           March 31, 1998


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

Principles of Presentation
In May 1997 the Partnership sold its 60% interest in Capital Builders Roseville Venture to its affiliate, Capital Builders Development Properties II. Capital Builders Development Properties II, a California Limited Partnership, is an affiliate of the Partnership as they have the same General Partner, Capital Builders,
Inc.   The  financial statements represent financial activity  on  a consolidated basis until the time of the disposition of the majority-
owned   subsidiary.   All  significant  intercompany  accounts   and
transactions have been eliminated. The General Partner of Capital Builders Development Properties, Capital Builders, Inc., has no direct ownership interest in the joint venture, and did not receive any compensation for the sale of the subsidiary.

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

Net Income/(Loss) per Limited Partnership Unit

The net income/(loss) per Limited Partnership unit is computed based on the weighted average number of units outstanding during the quarter ended March 31 of 13,787 in 1998 and 1997.

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

NOTE 2 - LIQUIDITY

Subsequent to March 31, 1998, Management was successful in its plan to refinance its $180,000 land/construction loan with a 12 month, $290,000, 12.5% interest only land loan. The additional proceeds generated from this loan will be primarily used to reduce the property's accounts payable balance and increase its cash reserves.

The refinancing will help stabilize the Partnership and improve its ability to generate future cash flow, but future cash flow still remains dependent upon the Partnership's ability to maintain and improve the occupancy of its investment properties.

Additionally, to help improve the Partnership's future cash flow, it will be necessary for Management to obtain additional financing to complete Plaza de Oro's development of Phase II. This financing will require either a joint venture partner, or a construction loan after pre-leasing a portion of the pad building, or a combination of both.

Management is currently having preliminary negotiations with potential construction lenders and prospective tenants. It is Management's objective to have financing in place sometime during the third or fourth quarter of 1998 so it can begin Phase II construction.

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

The total management fees paid to the Managing General Partner were $8,010 and $18,553 for the three months ended March 31, 1998 and 1997, respectively, while total reimbursement of expenses was $21,184 and $28,594, respectively.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                               March 31, 1998   December 31, 1997
Land                               $1,353,177          $1,353,177
Building and Improvements           3,289,420           3,287,832
Tenant Improvements                   489,455             533,912
Investment properties, at cost      5,132,052           5,174,921

Less: accumulated depreciation
        and amortization         (1,227,709)          (1,227,226)

     Investment property, net      $3,904,343          $3,947,695

NOTE 5 - NOTES PAYABLE

Notes Payable consist of the following at:
                                             March 31,   December 31,
                                                1998         1997
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on  the land, buildings and improvements,
and is guaranteed by the General Partner.    $3,314,114   $3,323,398

Land  loan  of  $180,000 due  March,  24,
1998.   The note bears interest  at  bank
prime  rate plus 1.5% (10.0% at  December
31,  1997 with a 9% floor).  The note  is
secured  by  Plaza  de  Oro's  separately
parceled  Phase II land and is guaranteed
by  the  General Partner.  This loan  was
refinanced with a $290,000 land  loan  on
April 1, 1998.                                  180,000      180,000

Total Notes Payable                          $3,494,114   $3,503,398

NOTE 6 - LEASES

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


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Partnership's financial instruments are as follows:
                                 March 31, 1998         December 31, 1997
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value
Assets
Cash and cash equivalents      $3,023       $3,023     $2,310      $2,310

Liabilities
Note payable               $3,314,114  $3,314,114  $3,323,398  $3,323,398
Note payable                 $180,000     $180,000   $180,000    $180,000

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

During the three months ending March 31, 1998, there were no significant financial transactions that occurred affecting the Partnership. Since December 31, 1997, Plaza de Oro did not recognize any additional lease-up of vacant space, and no additional leasing commissions or tenant improvement costs were incurred. Management does anticipate additional lease-up will occur during 1998 to help stabilize Plaza de Oro's occupancy, estimated to cost approximately $67,400 in tenant improvements and leasing commissions.

Subsequent to March 31, 1998, Management was successful in refinancing Plaza de Oro's land loan by obtaining a $290,000, 12 month, 12.5% interest only loan, which provided approximately
$90,000 in cash reserves to help meet current year obligations. The Partnership still needs to improve Plaza de Oro's current occupancy of 76% in order to further meet current year obligations.

Management continues to actively market the lease-up of Plaza de
Oro's existing current vacant space of 15,657 square feet, as well as the undeveloped 9,800 square foot Phase II building. The current commercial real estate market in Sacramento is improving, and potential tenant activity has increased during 1998.

Results of Operations

The Partnership's total revenues decreased by $182,065 (51.4%) for the three months ended March 31, 1998 as compared to March 31, 1997, while expenses also decreased by $231,218 (49.4%) for the same respective period. In addition, the minority interest in net loss has decreased by $18,876 (100%) in 1998 compared to 1997, all resulting in a decrease in net loss of $30,277 (32.0%) for months ended March 31, 1998 as compared to March 31, 1997.

The decrease in revenues is due primarily to the sale of the Partnership's joint venture interest on May 1, 1997. The sale decreased reported revenues by $170,065 since the Partnership no longer owns 60% of the Roseville Joint Venture (Capital Professional Center), as it did during the three months ended March 31, 1997. The Partnership's remaining property, Plaza de Oro, experienced a decrease in revenue of $12,000 due to a decrease in occupancy to 76% from 97% as of March 31, 1998 and 1997, respectfully. The decrease in occupancy is primarily the result of two large industrial tenants, totaling 10,530 square feet, declaring bankruptcy and abandoning their suites. Management is currently in negotiations to lease approximately 3,510 square feet of this space.

Total expenses decreased by $231,218 for the three months ended March 31, 1998, as compared to March 31, 1997, primarily due to the sale of its 60% interest in Capital Builders Roseville Venture on May 1, 1997. As of March 31, 1998, the Statement of Operations did not include any joint venture expenses, where as of March 31, 1997, expenses of $217,247 were included.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  May 15, 1998           By:
                                   Michael J. Metzger
                                   President


Date:  May 15, 1998           By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer