Form 10-Q
period 1998-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1998-08-17
CIK 763978

15

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549


                              FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934



For The Quarter Ended June 30, 1998   Commission File Number 2-96042



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

Yes    X       No

PART 1 - FINANCIAL INFORMATION

     Capital  Builders  Development
              Properties
 (A  California  Limited  Partnership)

            BALANCE  SHEETS
                                          June 30       December 31
                                            1998           1997
ASSETS
  Cash and cash equivalents                 $40,159          $2,310
  Accounts receivable, net                  112,245         120,152
  Investment property, at cost,
    net of accumulated depreciation
    and amortization of $1,273,902
    and $1,227,226 at June 30,
   1998 and December 31, 1997,
    respectively                          3,858,150       3,947,695

  Lease commissions, net of accumulated
    amortization of $65,405 and 58,098
    at June 30, 1998, and December 31,
    1997, respectively                       67,661          80,188

  Other assets, net of accumulated
    amortization of $28,964 and
    $17,382 at June 30, 1998, and
    December 31, 1997, respectively          68,837          68,984

                    Total assets         $4,147,052      $4,219,329

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                          $3,594,614      $3,503,398
  Accounts payable and accrued
    liabilities                              65,705          88,257
  Tenant deposits                            41,291          51,989

                    Total liabilities    $3,701,610      $3,643,644

  Commitments and contingencies
  Partners' Equity:
    General partner                        (53,369)        (52,067)
    Limited partners                        498,811         627,752

                   Total partners'         $445,442        $575,685
equity

    Total liabilities and partners'      $4,147,052      $4,219,329
equity

See accompanying notes to the financial statements.

  Capital  Builders
     Development
     Properties
   (A  California
Limited  Partnership)

   STATEMENTS  OF
     OPERATIONS
   THREE  AND  SIX
 MONTHS  ENDED  JUNE
         30,

                         1998                   1997
                        Three       Six         Three       Six
                        Months     Months      Months      Months
                        Ended      Ended        Ended      Ended
Revenues
  Rental and other
income                 $177,435   $349,798     $291,611    $645,802
  Interest income           111        160          286         572

  Total revenues        177,546    349,958      291,897     646,374

Expenses
  Operating expenses     42,433      78,125       49,729      120,782
  Repairs &
maintenance              22,083     41,111       27,590      71,084
  Property taxes         14,113     28,298       16,144      39,561
  Interest               86,353    167,717      124,328     312,251
  General and
administrative           18,971     49,707       19,984      55,348
  Depreciation and
amortization             59,646    115,243       74,178     180,747

  Total expenses        243,599    480,201      311,953     779,773

  Loss before
minority interest      (66,053)  (130,243)     (20,056)   (133,399)

  Minority interest
in  net loss of joint
venture                 - - - -    - - - -        3,930      22,806
  Gain from
disposition of joint
venture                 - - - -    - - - -    1,127,913   1,127,913

Net (loss) income      (66,053)  (130,243)    1,111,787   1,017,320

Allocated to general
partners                  (660)    (1,302)       11,118      10,173

Allocated to limited
partners              ($65,393)  ($128,941)   $1,100,669  $1,007,147

Net (loss) income per
limited partnership
unit                    ($4.74)    ($9.35)       $79.83      $73.05

Average units
outstanding              13,787     13,787       13,787      13,787


See accompanying notes to the financial statements.

 Capital  Builders
    Development
    Properties
  (A  California
      Limited
   Partnership)

  STATEMENTS  OF
    CASH  FLOWS
  THREE  AND  SIX
MONTHS  ENDED  JUNE
        30,

                       1998                     1997
                       Three       Six         Three          Six
                      Months      Months       Months        Months
                       Ended      Ended        Ended         Ended
Cash flows from
operating
activities:
  Net (loss) income   ($66,053)  ($130,243)   $1,111,787   $1,017,320
  Adjustments to
reconcile net
(loss) income to
cash flows used in
operating
activities:
  Depreciation and
amortization             59,646    115,243       74,178      180,747
  Minority interest
in joint venture        - - - -    - - - -      (3,930)     (22,806)
  Gain from
Partnership
Interest                - - - -    - - - -  (1,127,913)  (1,127,913)
  Unpaid interest
on loan payable
    to affiliate        - - - -     - - - -       24,014       55,347
  Changes in assets
and liabilities:
Decrease/(Increase)
in accounts
receivable               13,679      7,907     (34,986)     (20,605)
    Increase in
leasing commissions     - - - -    - - - -      - - - -     (15,771)
    Decrease in
other assets              1,611      1,662        8,838        1,899
    Decrease in
accounts payable
and accrued
liabilities            (51,514)   (22,552)    (109,037)     (92,523)
    (Decrease)/
Increase in tenant
deposits                (7,634)    (10,698)          186      (7,266)


Net cash used in
operating
activities             (50,265)   (38,681)     (56,863)     (31,571)

Cash flows from
investing
activities:
  Improvements to
investment
properties              - - - -    (1,587)     (15,356)     (15,464)
  Proceeds from
sale of Partnership     - - - -    - - - -       14,380       14,380

Net cash used in
investing
activities              - - - -    (1,587)        (976)      (1,084)

Cash flows from
financing
activities:
  Payments on notes
payable               (189,500)  (198,784)     (12,612)     (36,020)
  Proceeds from
notes payable           290,000    290,000      141,583      141,583
  Payment of loan
fees                   (13,099)   (13,099)     (83,275)     (83,275)


Net cash provided
by financing
activities               87,401     78,117       45,696       22,288

Net Increase/
(Decrease) in cash       37,136     37,849     (12,143)     (10,367)

Cash, beginning of
period                    3,023      2,310       51,111       49,335

Cash, end of period     $40,159     $40,159      $38,968      $38,968

See accompanying notes to the financial statements.





               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                 June 30, 1998 and December 31, 1997


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

Net (Loss) Income per Limited Partnership Unit

The net (loss) income per Limited Partnership unit is computed based on the weighted average number of units outstanding during the three and six months ended June 30 of 13,787 in 1998 and 1997.

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

NOTE 2 - LIQUIDITY

As of the six months ended June 30, 1998, Management was successful in its plan to refinance its $180,000 land/construction loan with a 12 month, $290,000, 12.5% interest only land loan. The additional proceeds generated from this loan were primarily used to reduce the property's accounts payable balance and increase its cash reserves.

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

Management   is  currently  having  preliminary  negotiations   with
prospective tenants. It is Management's objective to have pre-leasing of approximately 4,000 to 9,800 square feet in place sometime during the fourth quarter of 1998 so it can begin Phase II construction.

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

The total management fees paid to the Managing General Partner were $7,960 and $31,058 for the six months ended June 30, 1998 and 1997, respectively, while total reimbursement of expenses was $41,765 and $57,756, respectively.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                                June 30, 1998   December 31, 1997

Land                               $1,353,177          $1,353,177
Building and Improvements           3,289,420           3,287,832
Tenant Improvements                   489,455             533,912
Investment properties, at cost      5,132,052           5,174,921

Less: accumulated depreciation
        and amortization         (1,273,902)          (1,227,226)

     Investment property, net      $3,858,150          $3,947,695

NOTE 5 - NOTES PAYABLE

Notes Payable consist of the following at:
                                              June 30,   December 31,
                                                1998         1997
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on  the land, buildings and improvements,
and is guaranteed by the General Partner.    $3,304,614   $3,323,398

Land  loan of $180,000 due March 31, 1998
was  refinanced  with  a  land  loan   of
$290,000  due  May  1,  1999.   The  note
requires interest only payments and bears
interest  at 12.5%.  The note is  secured
by  Plaza  de  Oro's separately  parceled
Phase  II land and is guaranteed  by  the
General Partner.                                290,000      180,000

Total Notes Payable                          $3,594,614   $3,503,398


NOTE 6 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1998                       $571,780
                    1999                        496,918
                    2000                        471,539
                    2001                        259,794
                    2002                        104,178
                    Total                    $1,904,209


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating it's fair value disclosures for financial instruments.

     Cash and cash equivalents
     The carrying amount approximates fair value because of the liquid nature of the instrument.

     Notes payable
     The fair value of the Partnership's notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments are as follows:

                                 June 30, 1998          December 31, 1997
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Assets
Cash and cash equivalents     $40,159      $40,159     $2,310      $2,310

Liabilities
Note payable               $3,304,614  $3,304,614  $3,323,398  $3,323,398
Note payable                 $290,000     $290,000   $180,000    $180,000


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability, if any, under any pending litigation would not materially affect its financial condition or operations.

NOTE 9 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activity

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial statements due to the Partnership's inability to invest in such instruments as stated in the Partnership agreement.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In March 1998, the American Society of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It specifies that computer software meeting certain characteristics be designated as internal-use software and sets forth criteria for expensing capitalizing, and amortizing certain costs related to the development or acquisition of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect that adoption of SOP 98-1 will have a material impact on the Partnership's financial statements.

Reporting on the Costs of Start-Up Activities

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not expect that adoption of SOP 98-5 will have a material impact on the Partnership's financial statements.



     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Year 2000

Management has evaluated all technologies and has determined that the Partnership's systems appear to be ready. Management has established back-up systems in order to minimize any risks that would have a material financial impact on the Partnership.

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

During the six months ended June 30, 1998, no significant financial transactions occurred affecting the Partnership. Since December 31, 1997, Plaza de Oro did not recognize any additional lease-up of vacant space, and no additional leasing commissions or tenant improvement costs were incurred. Management does anticipate additional lease-up to occur during 1998 which will help stabilize Plaza de Oro's occupancy. This additional lease-up is estimated to cost approximately $67,400 in tenant improvements and leasing commissions, and is anticipated to be funded by cash reserves and future rental income.

During the second quarter ended June 30, 1998, Management was successful in refinancing Plaza de Oro's land loan by obtaining a $290,000, 12 month, 12.5% interest only loan, which provided approximately $90,000 in cash reserves to help meet current year obligations. The Partnership still needs to improve Plaza de Oro's current occupancy of 76% in order to further meet current year obligations.

Management continues to actively market Plaza de Oro's existing current vacant space of 15,657 square feet, as well as the undeveloped 9,800 square foot Phase II building. There is a potential risk that an additional 12,052 square feet of office space may become vacant within the next month due to a major tenant terminating its business in the Sacramento area. Loss of this tenant would decrease occupancy to 61%. This tenant's lease does not expire until January 31, 2001, but as of June 30, 1998 they are one month past due in rent, and have filed Chapter 11 Bankruptcy. Included in Note 6 are annual rents of $180,000 for this tenant.

Results of Operations

The Partnership's total revenues decreased by $114,351 (39.2%) for the second quarter ended June 30, 1998 as compared to the second quarter ended June 30, 1997, while expenses also decreased by $68,354 (21.9%) for the same respective period. In addition, the minority interest in net loss decreased by $22,806 (100%), and a gain of $1,127,913 was recognized during the second quarter ended June 30, 1997 for the sale of its 60% interest in Capital Builders Roseville Venture, all resulting in a decrease in net income of $1,177,840.

The decrease in revenues is due primarily to the sale of the Partnership's joint venture interest on May 1, 1997. The sale decreased reported revenue by $72,564, as the Partnership still owned its share of the joint venture for one month during the second quarter of 1997. The remaining decrease in revenues of $41,787 was due to a decrease in occupancy at Plaza de Oro.

The decrease in expenses for the second quarter 1998 as compared to 1997 is also primarily due to the sale of its share in the joint venture.

The Partnership's total revenues decreased by $296,416 (45.9%) for the six months ended June 30, 1998 as compared to June 30, 1997, while expenses also decreased by $299,572 (38.4%) for the same respective period. In addition, the minority interest in net loss decreased by $22,806 (100%) in 1998 compared to 1997, and a gain of $1,127,913 was recognized during the quarter ended June 30, 1997 for the sale of its 60% interest in the Capital Builders Roseville Venture, all resulting in a decrease in net income of $1,147,563 (112.8%) for the six months ended June 30, 1998 as compared to June 30, 1997.

The decrease in revenues is due primarily to the sale of the Partnership's joint venture interest on May 1, 1997. The sale decreased reported revenues by $242,630 since the Partnership no longer owns 60% of the Roseville Joint Venture (Capital Professional Center), as it did during the six months ended June 30, 1997. The Partnership's remaining property, Plaza de Oro, experienced a decrease in revenue of $53,786 due to a decrease in occupancy to 76% from 95% as of June 30, 1998 and 1997, respectfully. The decrease in occupancy is primarily the result of two large industrial tenants, totaling 10,530 square feet, declaring bankruptcy and abandoning their suites. Management is currently working on an aggressive marketing program and anticipates the lease-up of the project prior to year-end.

Total expenses decreased by $299,572 for the six months ended June 30, 1998, as compared to June 30, 1997, primarily due to the sale of its 60% interest in Capital Builders Roseville Venture on May 1, 1997. As of June 30, 1998, the Statement of Operations did not include any joint venture expenses, where as of June 30, 1997, expenses of $299,645 were included.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner



Date:  August 12, 1998             By:
                                   Michael J. Metzger
                                   President


Date:  August 12, 1998             By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer