Form 10-Q
period 1998-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1998-11-16
CIK 763978

3

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549


                              FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934



For The Quarter Ended September 30, 1998
Commission File Number 2-96042



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

              BALANCE  SHEETS
                                              September   December 31
                                                 30
                                                1998          1997
ASSETS
  Cash and cash equivalents                      $38,736       $2,310
  Accounts receivable, net                       118,119      120,152
  Investment property, at cost,
    net of accumulated depreciation
    and amortization of $1,315,455
    and $1,227,226 at September 30,
   1998 and December 31, 1997,
    respectively                               3,816,597    3,947,695

  Lease commissions, net of accumulated
    amortization of $72,275 and 58,098
    at September 30, 1998, and December 31,
    1997, respectively                            61,883       80,188

  Other assets, net of accumulated
    amortization of $36,168 and
    $17,382 at September 30, 1998, and
    December 31, 1997, respectively               60,037       68,984

                    Total assets              $4,095,372   $4,219,329

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                               $3,584,892   $3,503,398
  Accounts payable and accrued
    liabilities                                   90,169       88,257
  Tenant deposits                                 42,395       51,989

                    Total liabilities         $3,717,456   $3,643,644

  Commitments and contingencies
  Partners' Equity:
    General partner                             (54,044)     (52,067)
    Limited partners                             431,960      627,752

                   Total partners' equity       $377,916     $575,685

    Total liabilities and partners' equity    $4,095,372   $4,219,329

See accompanying notes to the financial statements.


  Capital  Builders
     Development
      Properties
    (A  California
Limited  Partnership)

    STATEMENTS  OF
      OPERATIONS
   THREE  AND  NINE
    MONTHS  ENDED
    SEPTEMBER 30,

                          1998                    1997
                          Three       Nine       Three       Nine
                         Months      Months      Months     Months
                          Ended      Ended       Ended      Ended
Revenues
  Rental and other
income                   $166,667    $516,465    $170,983   $816,785
  Interest income             105         265         250         822

     Total revenues       166,772     516,730     171,233     817,607

Expenses
  Operating expenses       39,692      117,817      40,595     161,377
  Repairs and
maintenance                20,216      61,327      42,603    113,687
  Property taxes           13,807      42,105      17,451      57,012
 Interest                  85,482     253,199      78,681     390,932
  General and
administrative             19,477      69,184      19,569     74,917
  Depreciation and
    amortization           55,627     170,867      58,482     239,229

     Total expenses       234,301     714,499     257,381   1,037,154

  Loss before minority
interest                 (67,529)   (197,769)    (86,148)  (219,547)

  Minority interest in
net loss
    of joint venture      - - - -     - - - -     - - - -      22,806
  Gain from
disposition of joint
venture                   - - - -     - - - -     - - - -  1,127,913

Net (loss) income        (67,529)   (197,769)    (86,148)     931,172

Allocated to general
partners                    (675)     (1,977)       (861)      9,312

Allocated to limited
partners                ($66,854)  ($195,792)   ($85,287)   $921,860

Net (loss) income per
limited
   partnership unit       ($4.85)    ($14.20)     ($6.19)      $66.86

Average units
outstanding                13,787      13,787      13,787     13,787

See accompanying notes to the financial statements.


   Capital  Builders
Development  Properties
(A  California  Limited
      Partnership)

  STATEMENTS  OF  CASH
         FLOWS
THREE  AND  NINE  MONTHS
  ENDED  SEPTEMBER 30,

                            1998                  1997
                           Three        Nine      Three       Nine
                           Months      Months    Months       Months
                           Ended        Ended     Ended       Ended

Cash flows from
operating activities:
  Net (loss) income       ($67,529)  ($197,769)  ($86,148)     $931,172
  Adjustments to
reconcile net (loss)
     income to cash
flows provided by/
     (used in) operating
activities:
  Depreciation and
amortization                 55,627     170,867    58,482      239,229
  Minority interest in
joint venture               - - - -     - - - -   - - - -     (22,806)
  Gain from Partnership
Interest                    - - - -     - - - -   - - - -  (1,127,913)
  Unpaid interest on
loan payable
    to affiliate            - - - -     - - - -   - - - -       55,347
  Changes in assets and
liabilities:
   (Increase)/Decrease
in accounts receivable      (5,874)       2,033   (1,895)     (22,500)
    Increase in leasing
commissions                 (1,092)     (1,092)  (10,290)     (26,061)
    Decrease/(Increase)
in other assets               1,598       3,260   (1,653)          246
    Increase/(Decrease)
in accounts
      payable and
accrued liabilities          24,464       1,912    33,928     (58,595)
    Increase/(Decrease)
     in tenant deposits       1,104     (9,594)   (4,898)     (12,164)

     Net cash provided
by/(used in)
    operating activities      8,298    (30,383)  (12,474)     (44,045)

Cash flows from
investing activities:
  Improvements to
investment properties       - - - -     (1,587)  (23,102)     (38,566)
  Proceeds from sale of
Partnership                 - - - -     - - - -   - - - -       14,380

     Net cash used in
     investing
activities                  - - - -     (1,587)  (23,102)     (24,186)

Cash flows from
financing activities:
  Payments on notes
payable                     (9,721)   (208,506)   (8,866)     (44,886)
  Proceeds from notes
payable                     - - - -     290,000    25,373      166,956
  Payment of loan fees
                            - - - -    (13,098)   - - - -     (83,275)

     Net cash (used
in)/provided
     by financing
activities                  (9,721)      68,396    16,507       38,795

Net (Decrease)/Increase
in cash                     (1,423)      36,426  (19,069)     (29,436)

Cash, beginning of
period                       40,159       2,310    38,968       49,335

Cash, end of period         $38,736     $38,736    $19,899      $19,899

See accompanying notes to the financial statements.



               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
              September 30, 1998 and December 31, 1997


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

Net (Loss) Income per Limited Partnership Unit

The net (loss) income per Limited Partnership unit is computed based on the weighted average number of units outstanding during the three and nine months ended September 30 of 13,787 in 1998 and 1997.

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

NOTE 2 - LIQUIDITY

Management was notified that one of Plaza do Oro's major office tenants, occupying 12,052 square feet, has filed Chapter 11 Bankruptcy and will vacate its suite during November of 1998. Although the tenant's lease does not expire until January 31, 2001, it is unlikely that any future collections will be made on the lease.

The loss of this tenant will have a significant negative impact on the Partnership's cash flow, and unless Management is successful in obtaining additional lease-up and/or additional sources of cash from refinancing, the Partnership will be unable to meet current year obligations.

Management is currently negotiating a 6,000 square foot lease with a potential office tenant. It is also looking into obtaining additional financing to provide additional working capital to meet current year obligations.

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

The total management fees paid to the Managing General Partner were $7,960 and $39,053 for the nine months ended September 30, 1998 and 1997, respectively, while total reimbursement of expenses was $63,162 and $75,283, respectively. The Partnership has accrued $29,098 of Management fees during 1998, and will continue to accrue these fees until all vendor balances are brought current.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                           September 30, 1998   December 31, 1997

Land                               $1,353,177          $1,353,177
Building and Improvements           3,289,420           3,287,832
Tenant Improvements                   489,455            533,912
Investment properties, at cost      5,132,052           5,174,921

Less: accumulated depreciation
        and amortization          (1,315,455)         (1,227,226)

     Investment property, net      $3,816,597          $3,947,695

NOTE 5 - NOTES PAYABLE

Notes Payable consist of the following at:
                                        September 30,   December 31,
                                                1998         1997
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on  the land, buildings and improvements,
and is guaranteed by the General Partner.    $3,294,892   $3,323,398

Land  loan of $180,000 due March 31, 1998
was  refinanced  with  a  land  loan   of
$290,000  due  May  1,  1999.   The  note
requires interest only payments and bears
interest  at 12.5%.  The note is  secured
by  Plaza  de  Oro's separately  parceled
Phase  II land and is guaranteed  by  the
General Partner.                                290,000      180,000

Total Notes Payable                          $3,584,892   $3,503,398


NOTE 6 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1998                       $541,631
                    1999                        310,254
                    2000                        277,652
                    2001                        243,590
                    2002                        104,178
                    Total                    $1,477,305


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

The estimated fair values of the Partnership's financial instruments are as follows:

                               September 30, 1998       December 31, 1997
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Assets
Cash and cash equivalents     $38,736      $38,736     $2,310      $2,310

Liabilities
Note payable               $3,294,892  $3,294,892  $3,323,398  $3,323,398
Note payable                 $290,000     $290,000   $180,000    $180,000


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



     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Year 2000 Compliance

The potential impact of the Year 2000 compliance issue on the real estate industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the real estate industry, the Partnership may be adversely affected by the problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Partnership will then depend not only on corrective actions that the Partnership takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or received services or data from, the Partnership, or whose financial condition or operational capability is important to the Partnership.

The Partnership's State of Readiness

The Partnership engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Partnership is to monitor the progress of its primary software providers toward Year 2000 compliance.

The Partnership's Year 2000 compliance program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Partnership; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and
(5) designing and implementing contingency and business continuation plans.

In the first phase, the Partnership is conducting a thorough evaluation of current information technology systems and software. Non-information technology systems such as climate control systems, elevators and security equipment will also be surveyed.

In phase two of the process, results from the inventory are assessed to determine the Year 2000 impact and what actions are required to obtain Year 2000 compliance. For the Partnership's internal systems, application upgrades of software are needed. The Partnership has opted for a course of action that will result in upgrading or replacing all critical internal systems.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the second quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues.

Contingency Plan

The final phase of the Partnership's Year 2000 compliance program relates to contingency plans. The Partnership maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions.

Costs

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Partnership.

Risks

Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Partnership believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Partnership is also dependent upon the power and telecommunications infrastructure within the United States. The most reasonably likely worst case scenario would be that the Partnership may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Partnership's Year 2000 Project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

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

During the nine months ended September 30, 1998, a net increase in cash of $36,426 was recognized by the Partnership. This was the result of refinancing Plaza de Oro's land loan ($180,000) with a $290,000, 12 month, 12.5% interest only loan, which provided approximately $90,000 in cash reserves during the second quarter. Since the refinancing, cash reserves have been utilized to make debt service payments and fund cash used in operating activities.

During the third quarter, Management received notification that one of Plaza de Oro's major office tenants, occupying 12,052 square feet, filed Chapter 11 Bankruptcy and will be vacating its suite during November of 1998. The loss of this tenant will have a significant negative impact on the Partnership's ability to meet its current obligations. It is Management's intention to aggressively market the project's vacant space and attempt to obtain additional financing to meet its obligations and future leasing costs.

Management is currently negotiating a 6,000 square foot lease with a prospective office tenant, and a 9,800 square foot lease for the planned phase II pad building. The Phase II building will be built after a lease is secured and a construction loan is obtained.

It is estimated that it will cost the Partnership approximately $112,000 in tenant improvement costs and leasing commissions to stabilize Phase I. In order for the Partnership to pay for these costs, it will be necessary to obtain additional loan proceeds secured by Phase I. Management is currently evaluating methods to obtain additional loan proceeds, as well as evaluating potential sale scenarios for Plaza de Oro. If a sale of the property is achieved, the Partnership would be dissolved.

Results of Operations

The Partnership's total revenues decreased by $4,461 (2.6%) for the third quarter ended September 30, 1998 as compared to the third quarter ended September 30, 1997, while expenses also decreased by $23,080 (9%) for the same respective period, all resulting in a decrease in net loss of $18,619 (21.6%).

The decrease in revenues is due primarily to a decrease in occupancy at Plaza de Oro.

The decrease in expenses for the third quarter 1998 as compared to 1997 is primarily due to the recarpeting and repainting of Plaza de Oro's office building lobby and common area, which was performed during the third quarter of 1997.

The Partnership's total revenues decreased by $300,877 (36.8%) for the nine months ended September 30, 1998 as compared to September 30, 1997, while expenses also decreased by $322,655 (31.1%) for the same respective period. In addition, the minority interest in net loss decreased by $22,806 (100%) in 1998 compared to 1997, and a gain of $1,127,913 was recognized during the nine months ended September 30, 1997 for the sale of its 60% interest in the Capital Builders Roseville Venture, all resulting in a decrease in net income of $1,128,941 (121.2%) for the nine months ended September 30, 1998 as compared to September 30, 1997.

The decrease in revenues is due primarily to the sale of the Partnership's joint venture interest on May 1, 1997. The sale decreased reported revenues by $242,630 since the Partnership no longer owns 60% of the Roseville Joint Venture (Capital Professional Center), as it did during the nine months ended September 30, 1997. The Partnership's remaining property, Plaza de Oro, experienced a decrease in revenue of $58,247 due to a decrease in occupancy and the Partnership recognizing $36,000 of income during 1997 due to the refinancing of its permanent loan, in which back-end loan fees which had been previously amortized over the life of the loan were forgiven by the Lender. Management is currently working on an aggressive marketing program and anticipates the lease-up of the project during the next two quarters.

Total expenses decreased by $322,655 for the nine months ended September 30, 1998, as compared to September 30, 1997, primarily due to the sale of its 60% interest in Capital Builders Roseville Venture on May 1, 1997. As of September 30, 1998, the Statement of Operations did not include any joint venture expenses, where as of September 30, 1997, expenses of $299,645 were included.

The Partnership's remaining property, Plaza de Oro, also recognized a decrease in operating expenses due to the recarpeting and repainting of its office building lobby and common area during 1997.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner



Date:  November 12, 1998           By:
                                   Michael J. Metzger
                                   President


Date:  November 12, 1998           By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer