Form 10-K
period 1998-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1999-03-30
CIK 763978

29
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K



            [X]  Annual Report Pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934


For the fiscal year ended                    Commission File Number
  December 31, 1998                                    2-96042

               CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                   A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

         California                      77-0049671

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

As of December 31, 1998 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 13,787. There is no market for the units.

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

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with a commercial retail building for lease and eventual sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, and due to the decline in real estate values during the California real estate recession, it is anticipated that ultimate returns will be less than initially projected.

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

ITEM 2.   PROPERTIES

The Partnership owns 100% equity interest in a property called Plaza de Oro ("PDO"). PDO is a two phase development. Phase I is a 71,600 square foot mixed-use project consisting of two multi-tenant buildings. Phase II consists of 42,500 square foot corner pad which is planned for a 9,860 square foot building. A 6,000 square foot lease for Phase II is in final negotiations, and once a lease has
been   executed  a  construction  loan  will  be  obtained  and   the
development of Phase II will be completed. PDO maintains adequate property and general liability insurance.

Additional information about the Partnership's property follows:

     Ownership Percentage:                         100%

     Acquisition Date:                December 19, 1985

     Location:                       Rancho Cordova, CA

     Present Monthly
          Effective Average
     Base Rent Per Square Foot:                   $0.82

     Square Footage Mix:
          Office                                 28,820
          Industrial                             33,825
          Retail                                  8,940

     Leased Occupancy at
       December 31:   1998                          60%
                      1997                          81%
                      1996                          98%
                      1995                          92%
                      1994                          87%

     Current Year Depreciation:                $208,874

     Method of Depreciation:              Straight Line

     Depreciation Life:                        40 Years
                                      Bldg Improvements
                                          Life of Lease
                                    Tenant Improvements

     Total cost:                             $5,132,052

     Encumbrances:                           $3,574,944

     Tenant occupying more than
     10% of square footage and nature
     of business:                                  None


The Partnership's property is held subject to encumbrances which are more fully described under Note 7 to the Partnership's Financial Statements included under Item 8 which is incorporated herein by reference.

Plaza de Oro is being leased to a wide variety of tenants in a diversity of industries. Leases are typically three to five years in term and provide for free rent periods, at inception, equal to approximately one month per three years of a lease term. Some leases contain options to extend the term of the lease.

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

As of December 31, 1998, there were 1,138 holders and 13,787 Limited Partnership units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The   following  constitutes  a  summary  of  selected   consolidated
financial data for the following periods (000's omitted except net loss per Limited Partnership unit):

                         1998    1997     1996      1995     1994

Revenues                 $622    $992     $1,341    $1,262   $1,231

Net (Loss) Income        ($390)  $879     ($394)    ($594)   ($668)
Net (Loss) Income per
 Limited Partnership
 Unit                    ($28)   $63      ($28)     ($43)    ($48)
Total Assets             $3,901  $4,219   $8,326    $8,386   $8,619
Notes and Loans Payable  $3,599  $3,503   $8,354    $8,102   $7,710

(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issue

The potential impact of the Year 2000 issue on the real estate industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the real estate industry, the Partnership may be adversely affected by the problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Partnership will then depend not only on corrective actions that the Partnership takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or received services or data from, the Partnership, or whose financial condition or operational capability is important to the Partnership.

The Partnership's State of Readiness

The Partnership engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Partnership is to monitor the progress of its primary software providers toward Year 2000 readiness.

The Partnership's Year 2000 program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 readiness of those determined to be material to the Partnership; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items;
(4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

In the first phase, the Partnership has conducted a thorough evaluation of current information technology systems and software. Non-information technology systems such as climate control systems, elevators and security equipment has also been surveyed.

In phase two of the process, results from the inventory have been assessed to determine the Year 2000 impact and what actions are
required  to  achieve  Year  2000 readiness.   For  the  Partnership's
internal systems, application upgrades of software are needed. The Partnership has opted for a course of action that will result in upgrading or replacing all critical internal systems.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the second quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters will be sent by the end of the first quarter of 1999.

Contingency Plan

The final phase of the Partnership's Year 2000 program relates to contingency plans. The Partnership maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. The Partnership's contingency plan includes maintaining hard copies of tenant leases, vendor contracts, and accounting records to ensure the maintenance of its accounting system and to help facilitate the collection of rents and payments to vendors during computer interruptions.

Costs

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Partnership.

Risks

Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Partnership believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Partnership is also dependent upon the power and telecommunications infrastructure within the United States. The most reasonably likely worst case scenario would be that the Partnership may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Partnership's Year 2000 Project will reduce the level of uncertainty about the readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

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

During the twelve months ended December 31, 1998, a net increase in cash of $14,896 was recognized by the Partnership. This was the result of refinancing Plaza de Oro's land loan ($180,000) with a $290,000, 12 month, 12.5% interest only loan, which provided approximately $90,000 in cash reserves during the second quarter. Since the refinancing, cash reserves have been utilized to make debt service payments and fund cash used in operating activities.

In November 1998, one of Plaza de Oro's major office tenants filed Chapter 11 Bankruptcy and vacated its suites totaling 12,052 square feet. Although the tenant's lease does not expire until January 31, 2001, it is unlikely that any future collections will be received on the lease. The loss of this tenant will have a significant negative impact on the Partnership's ability to meet its current obligations.

In order to resolve the Partnership's cash flow problem, Management plans to acquire a twelve month, $150,000 line of credit from the property's existing lender, which will fund leasing costs and current year obligations. Within the next twelve months, Management also intends to develop the remaining pad building consisting of 9,860 office/retail square feet. Lease terms for this building have been negotiated with a tenant requiring approximately 6,000 square feet. Management is awaiting final signature on the lease before a construction loan is obtained and development commences on the pad building.

In order to accelerate the re-leasing of the project's existing vacant space, management has reduced Plaza de Oro's full service office rent from $1.27/sf to $1.17/sf, and its industrial modified gross asking rent from $.35/sf to $.30/sf. This rent reduction has generated one signed office lease for 1,100 square feet, and negotiations for a 5,000 square foot office lease and a 7,000 square foot industrial lease.

Management's intentions are to list the project for sale after its leasing efforts have brought the property's existing buildings back to a stabilized occupancy (90% to 95% occupied) and subsequent to the development of the pad building. Once Plaza de Oro has been sold, the Partnership will be dissolved.

Results of Operations

1998 vs 1997
The Partnership's total revenues decreased by $369,917 (37.3%) for the twelve months ended December 31, 1998 as compared to December 31, 1997, while expenses also decreased by $250,627 (19.8%) for the same respective period. In addition, the minority interest in net loss decreased by $22,806 (100%) in 1998 compared to 1997, and a gain of $1,127,913 was recognized during the twelve months ended December 31, 1997 from the sale of its 60% interest in the Capital Builders Roseville Venture, all resulting in a decrease in net income of $1,270,009 (144.4%) for the twelve months ended December 31, 1998 as compared to December 31, 1997.

The decrease in revenues is due primarily to the sale of the Partnership's joint venture interest on May 1, 1997. The sale decreased reported revenues by $242,630 since the Partnership no longer owns 60% of the Roseville Joint Venture (Capital Professional Center), as it did during the twelve months ended December 31, 1997.

The Partnership's remaining property, Plaza de Oro, experienced a decrease in revenue of $127,288 due to a large decrease in occupancy amounting to a decrease in rental income of $91,288. Additionally, the Partnership recognized $36,000 of income during 1997 due to the refinancing of its permanent loan, in which back-end loan fees which had been previously amortized over the life of the loan were forgiven by the Lender. Management is currently working on an aggressive marketing program and anticipates the lease-up of the project during the next two quarters.

Total expenses decreased by $250,627 for the twelve months ended December 31, 1998, as compared to December 31, 1997, primarily due to the sale of its 60% interest in Capital Builders Roseville Venture on May 1, 1997. As of December 31, 1998, the Statement of Operations did not include any joint venture expenses, where as of December 31, 1997, expenses of $299,645 were included.

The Partnership's remaining property, Plaza de Oro, recognized an increase in expenses of $48,669 primarily due to the increase of depreciation and amortization resulting from the accelerated write-off of tenant improvements and leasing commissions relating to the premature vacancy of the 12,052 square foot office tenant.

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

Total expenses decreased by $554,369 for the twelve months ended December 31, 1997, as compared to December 31, 1996, due to the sale on May 1, 1997 of its 60% interest of Capital Builders Roseville Venture. As of December 31, 1997, the Statement of Operations included expenses of $299,645 from its joint venture, where as of December 31, 1996, expenses of $878,135 from its joint venture were included. The Partnership's remaining property, Plaza de Oro, recognized an increase in operating expenses of $24,127 during fiscal year 1997 compared to 1996, primarily due to the recarpeting and painting of the office building's lobby and other common areas.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable rate instrument consists of a loan payable to affiliate in the amount of $24,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                       Page Number

INDEPENDENT AUDITORS' REPORT                                     11

FINANCIAL STATEMENTS

     BALANCE SHEETS                                              12
     AS OF DECEMBER 31, 1998 AND 1997

     STATEMENTS OF OPERATIONS                                    13
     FOR THE YEARS ENDED
     DECEMBER 31, 1998, 1997, and 1996

     STATEMENTS OF PARTNERS'                                     14
     EQUITY (DEFICIT) FOR THE YEARS ENDED
     DECEMBER 31, 1998, 1997, and 1996

     STATEMENTS OF CASH FLOWS                                    15
     FOR THE YEARS ENDED
     DECEMBER 31, 1998, 1997, and 1996

     NOTES TO FINANCIAL STATEMENTS                            16-23

SUPPLEMENTAL SCHEDULES

     SCHEDULE III
     REAL ESTATE AND ACCUMULATED DEPRECIATION                    27


Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                     Independent Auditors' Report

The Partners
Capital Builders Development Properties:

We have audited the accompanying balance sheets of Capital Builders Development Properties, a California Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Sacramento, California                       KPMG LLP
February 5, 1999
PART 2 - FINANCIAL INFORMATION

Capita
  l
Builde
  rs
Develo
pment
Proper
 ties
  (a
Califo
 rnia
Limite
  d
Partne
rship)

BALANC
  E
SHEETS
<CAPTI
   ON>
                                                   December    December 31
                                                      31
                                                     1998          1997
ASSETS
Cash                                                  $17,206       $2,310
Accoun                                                 68,742      120,152
    ts
receiv
 able,
   net
Invest
  ment
proper
   ty,
net of
       accumulate
                d
       depreciati
           on and
       amortizati
            on of
       $1,404,343
              and
       $1,227,226
               at
         December
         31, 1998
        and 1997,                                   3,727,709    3,947,695
       respective
               ly

 Lease
Commis
sions,
net of
accumu
 lated
       amortizati
            on of
          $99,899
              and
       $58,098 at
       December                                        34,260       80,188
       31, 1998
       and 1997,
       respective
       ly

 Other
assets
 , net
    of
accumu
 lated
       amortizati
       on of
       $43,372
       and
       $17,382 at
         December
         31, 1998
              and
            1997,                                      53,389       68,984
       respective
               ly

                   Total Assets                                 $4,219,329
                                                   $3,901,306

LIABIL
ITIES
AND
PARTNE
RS'
EQUITY
 Notes                                             $3,574,944    $3,503,398
payabl
     e
  Loan                                                $24,000      - - - -
payabl
  e to
affili
   ate
Accoun                                                 87,929       88,257
ts
payabl
e and
accrue
d
liabil
ities
Tenant                                                 29,043       51,989
deposi
    ts

                   Total Liabilities                3,715,916    3,643,644

Commit
 ments
   and
contin
gencie
     s
Partne
   rs'
Equity
     :
          General                                    (55,970)     (52,067)
         Partners
          Limited                                     241,360      627,752
         Partners
                  Total Partners' Equity              185,390      575,685

       Total                                       $3,901,306   $4,219,329
       Liabilitie
       s and
       Partners'
       Equity

See accompanying notes to the financial statements.


  Capital Builders Development
           Properties
     (a California Limited
          Partnership)

    STATEMENTS OF OPERATIONS
    YEARS ENDED DECEMBER 31,

                                     1998          1997           1996
Revenues
  Rental and other income             $621,770     $991,210    $1,339,355
  Interest Income                          435          912         1,386

     Total revenues                    622,205      992,122     1,340,741

Expenses
  Operating expenses                   151,278      202,125       262,885
  Repairs & maintenance                 76,256      130,654       140,846
  Property taxes                        57,673       71,632        97,548
  Interest                             338,454      472,622       744,438
  General and administrative            94,253       89,335       107,306
  Depreciation and amortization        294,586      296,759       464,473

     Total expenses                  1,012,500    1,263,127     1,817,496

  Loss before minority interest
and gain from disposition of
Joint Venture                        (390,295)    (271,005)     (476,755)

  Minority interest in net loss
of Joint Venture                       - - - -       22,806        82,645

  Gain from disposition of Joint
Venture                                - - - -    1,127,913       - - - -

     Net (loss) income               (390,295)      879,714     (394,110)

Allocated to General Partners          (3,903)        8,797       (3,941)

Allocated to Limited Partners       $(386,392)     $870,917    $(390,169)

Net (loss) income per Limited
Partnership unit                      $(28.03)       $63.17      $(28.30)

Average units outstanding               13,787       13,787        13,787

See accompanying notes to the financial statements.

               CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                   a California Limited Partnership

               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   Total
                                                               Partners'
                                      General      Limited        Equity
                                     Partners     Partners     (Deficit)
  Balance at December 31, 1995      ($56,923)     $147,004       $90,081

      Net loss                        (3,941)    (390,169)     (394,110)

  Balance at December 31, 1996       (60,864)    (243,165)     (304,029)

      Net income                        8,797      870,917       879,714

  Balance at December 31, 1997       (52,067)      627,752       575,685

      Net Loss                        (3,903)    (386,392)     (390,295)

  Balance at December 31, 1998      ($55,970)     $241,360      $185,390


     See accompanying notes to the financial statements.

  Capital Builders Development
           Properties
     (a California Limited
          Partnership)

    STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 31,

                                     1998          1997         1996
Cash flows from operating
activities:
  Net (loss) income               ($390,295)      $879,714   ($394,110)
  Adjustments to reconcile net
(loss) income to cash flow
(used in) provided by
operating activities:
  Depreciation and amortization      294,586       296,759      464,473
  Minority interest in joint
venture                              - - - -      (22,806)     (82,645)
  Gain from disposition of joint
venture investment                   - - - -   (1,127,913)      - - - -
  Unpaid interest expense on
loan payable                         - - - -        55,347       58,702
  Changes in assets and
liabilities:
    Decrease (Increase) in
accounts receivable                   51,410      (19,494)        3,015
    Increase in leasing
commissions                          (1,093)      (36,346)     (79,663)
    Decrease (Increase) in other
assets                                 2,703         (757)      (3,409)
   (Decrease)  Increase in
accounts payable and
accrued liabilities                    (328)      (12,259)       41,876
   (Decrease ) Increase in
tenant deposits                     (22,946)      (11,801)        6,487

Net cash (used in) provided by
       operating activities         (65,963)           444       14,726

Cash flows from investing
activities:
  Improvements to investment
properties                           (1,588)      (83,197)    (123,815)
  Proceeds from sale of
partnership investment               - - - -        14,380      - - - -

Net cash used in investing
activities                           (1,588)      (68,817)    (123,815)

Cash flows from financing
activities:
  Proceeds on notes payable          110,000     3,530,000       39,954
  Payments on notes payable         (38,454)   (3,425,377)     (72,449)
  Payment of loan fees              (13,099)      (83,275)      - - - -
  Proceeds on loans payable to
affiliate                             24,000       - - - -      225,000
  Distribution to minority
interest                             - - - -       - - - -    (124,480)

Net cash provided by financing
activites                             82,447        21,348       68,025

Net increase (decrease) in cash       14,896      (47,025)     (41,064)

Cash, beginning of period              2,310        49,335       90,399

Cash, end of period                  $17,206        $2,310      $49,335

Supplemental disclosure:
  Cash paid for interest            $338,454      $391,634     $685,739

Non cash investing and financing
activity:
  Capital improvements financed
through accounts payable and
accrued liabilities                  - - - -       - - - -      $34,576

See accompanying notes to the financial statements.

                Capital Builders Development Properties
                  (A California Limited Partnership)


                     NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998, 1997, AND 1996


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

Principles of Presentation
The 1996 financial statements include the accounts of the company and its majority-owned subsidiary (60%), Capital Builders Roseville Venture. In May 1997 the Partnership sold its 60% interest in Capital Builders Roseville Venture to its affiliate, Capital Builders Development Properties II. Capital Builders Development Properties II, a California Limited Partnership, is an affiliate of the Partnership as they have the same General Partner, Capital Builders, Inc. The financial statements represent financial activity on a consolidated basis until the time of the disposition of the majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The General Partner of Capital Builders Development Properties, Capital Builders, Inc., has no direct ownership interest in the joint venture, and did not receive any compensation for the sale of the subsidiary (See Note 2 for further discussion).

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

Financial Reporting for Segments of a Business Enterprise
During 1998, the Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. As of December 31, 1998 and 1997, the Partnership did not have any reportable segments under the provisions of SFAS No. 131.

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

Other Assets

Included in other assets are loan fees, which are amortized over the life of the related note.

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

Net (Loss) Income per Limited Partnership Unit

The net (loss) income per Limited Partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1998, 1997, and 1996.

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

NOTE 3 - LIQUIDITY

In November 1998, one of Plaza de Oro's major office tenants, occupying 12,052 square feet, filed Chapter 11 Bankruptcy and vacated its suites. Although the tenant's lease does not expire until January 31, 2001, it is unlikely that any future collections will be received on the lease. Unamortized tenant improvement and lease commission costs related to this tenant were written off during 1998 in the amount of $47,291.

The loss of this tenant will have a significant negative impact on the Partnership's cash flow, and unless Management is successful in obtaining additional lease-up and/or additional sources of cash from refinancing, the Partnership will be unable to meet current year obligations.

In order to accelerate the releasing of the office building's vacant space, Management has reduced the asking rent from $1.27/sf to $1.17/sf and its industrial modified gross asking rent from $.35/sf to $.30/sf. This rent reduction has already generated one signed lease for 1,100 square feet, and negotiations for 5,000 and 7,000 square foot leases. Management is also negotiating with the property's current lender to provide a line of credit which will enable Management to continue its leasing efforts and provide funding for operating deficits for the next twelve months.

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

The total management fees paid to the Managing General Partner were $7,960, $47,380, and $62,154 for the years ended December 31, 1998,
1997, and 1996, respectively, while total reimbursement of expenses was $85,552, $97,416, and $114,512, respectively. The Partnership has accrued $29,789 of management fees during 1998 and will continue to accrue these fees until all vendor balances are brought current.

NOTE 5 - INVESTMENT PROPERTIES

The components of the investment property account at December 31, are as follows:

                                     1998               1997
Land                               $1,353,177     $1,353,177
Building and Improvements           3,289,420      3,287,832
Tenant Improvements                   489,455        533,912
Investment properties, at cost      5,132,052      5,174,921

Less: accumulated depreciation
        and amortization          (1,404,343)    (1,227,226)

     Investment property, net      $3,727,709     $3,947,695


NOTE 6 - LOAN PAYABLE TO AFFILIATE
The loan payable at December 31, 1998 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to fund December 1998 property taxes. The loan bears interest at approximately the same rate charged to it by a bank for other borrowings (9.25% as of December 1998) and is payable upon demand.

NOTE 7 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:

                                                1998         1997
Mini-permanent loan with a fixed  interest
rate of 9.25%, requiring monthly principal
and interest payments of $28,689, which is
sufficient  to amortize the loan  over  25
years.   The  loan is due April  1,  2002.
The note is collateralized by a First Deed
of   Trust  on  the  land,  buildings  and
improvements,  and  is guaranteed  by  the
General Partner.                             $3,284,944   $3,323,398

Land  loan of $180,000 due March 24,  1998
was   refinanced  with  a  land  loan   of
$290,000  due  May  1,  1999.   The   note
requires interest only payments and  bears
interest at 12.5%.  The note is secured by
Plaza  de Oro's separately parceled  Phase
II land.                                        290,000      180,000

Total Notes Payable                          $3,574,944   $3,503,398


Scheduled principal payments during 1999, 2000, 2001, and 2002 are $332,166, $46,236, $50,699, and $3,145,843, respectively.


NOTE 8 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1999                       $377,765
                    2000                        329,600
                    2001                        288,950
                    2002                        104,178
                    Total                    $1,100,493


NOTE 9 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the net (loss) income as reflected on the accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:

                                         1998         1997          1996

Net (loss) income - Statements
  of Operations                    ($390,295)     $879,714    ($394,110)

Adjustments
  resulting from:
  Difference in depreciation
  and amortization                    108,868    (413,552)       114,923

  Net (loss) income - tax return    (281,427)      466,162     (279,187)

Partners' equity - Statements of
  Partners' equity (deficit)         $185,390     $575,685    ($304,029)

Increases
  resulting from:
  Difference in depreciation
  and amortization and
  valuation allowance               1,876,599    1,767,731     2,181,286
  Selling expenses for
  Partnership units                 1,012,108    1,012,108     1,012,108

  Partners' equity - tax return    $3,074,097   $3,355,524    $2,889,365

Taxable (loss) income per Limited
  Partnership unit after
  giving effect to the
  taxable loss allocated to
  the General Partner                ($20.21)       $33.47      ($20.05)



NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating it's fair value disclosures for financial instruments.

     Notes payable
     The fair value of the Partnership's notes payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments as of December 31, are as follows:

                                      1998                1997
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Liabilities
Loan payable to affiliate     $24,000      $24,000      - - -       - - -
Note payable               $3,284,944   $3,284,944$3,323,398   $3,323,398
Note payable                 $290,000     $290,000   $180,000    $180,000



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

Reporting on the Costs of Start-Up Activities

In  April  1998, the AICPA issued SOP 98-5, Reporting on the Costs  of
Start-Up  Activities.   SOP 98-5 provides guidance  on  the  financial
reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as
incurred.   SOP  98-5  is effective for fiscal years  beginning  after
December 15, 1998.  Management does not expect that adoption of SOP 98-
5   will  have  a  material  impact  on  the  Partnership's  financial statements.

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

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978, with its executive offices at 4700 Roseville Road, Suite 206, North Highlands, California 95660 [telephone number (916) 331-8080]. To date, CB has organized ten Partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a Partnership it manages is unable to pay. In addition, CB, in the normal course of business, has guaranteed certain debt obligations of the Partnerships it sponsored aggregating $3,284,944.

The officers, directors, and key personnel of CB are as follows:

    Name                               Office
    Michael J. Metzger                 President and Director
    Mark Leggio                        Director
    Ellen Wilcox                       Director

Michael J. Metzger: Mr. Metzger is responsible for the general management of CB. Mr. Metzger assumed responsibility for the management of CB in December 1986. He was formerly the Executive Vice-President of The Elder-Nelson Company (EN) and its subsidiary, the Elder-Nelson Equities Corporation - affiliated companies which provided underwriting and administrative services to CB. Prior to joining EN in 1977, Mr. Metzger was Partner/General Manager for two years in his family's real estate contracting, development and syndication business. Mr. Metzger has also had five years of experience in manufacturing management, and served as an Army Officer for four years. Mr. Metzger holds a B.S. degree in Business and Industrial Management as well as a license in Real Estate and former licenses in Insurance and Securities.

Ellen Wilcox: Ellen Wilcox is a Registered Investment Advisor in California and the former Owner/Manager of Wilcox Financial Services. She is licensed in General Securities and Insurance through Linsco/Private Ledger, an NASD Registered Broker/Dealer. As an Investment Advisor and Broker, Ms. Wilcox provides a full range of investment products and services to individuals and small business owners. She has been actively providing such services since 1986. Ms. Wilcox teaches classes on retirement planning, investment strategies, and basic money management. She is a popular speaker and lecturer on financial topics and has authored many published articles and has appeared on several radio shows.

Mark J. Leggio: Mark Leggio is the Owner of Mark J. Leggio, CPA. He provides tax accounting and business consultation services to a wide variety of small and mid-size businesses. In addition, he is the founding shareholder and chief financial officer of Green Planet Juicery, Inc., located in the Sacramento area. From 1978 to 1995 he worked for KPMG LLP and was a partner when he left. Mr. Leggio holds a Bachelor of Science degree in Accounting from the University of Southern California, where he graduated cum laude.


ITEM 11.  EXECUTIVE COMPENSATION

The  Partnership  does  not  have  any  officers  or  employees  and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commission, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $31,118, of which $7,960 was paid and $23,158 was accrued in 1998. These fees consisted entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $85,552 in 1998.


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

During the year ended December 31, 1998 the Managing General Partner and/or its affiliate received $85,552 for reimbursement of administrative services and $7,960 for property management and administrative fees.


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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 1999.


 Capital Builders
    Development
    Properties
   A California
Limited Partnership

SCHEDULE III - REAL
    ESTATE AND
    ACCUMULATED
   DEPRECIATION
 December 31,1998
     Column A         Column B     Column C     Column D
                                                  Cost
                                              Capitalized
    Description     Encumbrances Initial Cost  Subsequent
                                                   to
                                               Acquistion

                                                 Improve-   Carrying
                                   Land (1)      ments(1)    Costs
Commercial Office
Bldg.
  Rancho Cordova      $3,574,944   $1,143,165  $3,969,405     $19,482






Balance at
beginning of period

Additions

Sale of Capital
Professional Center

Deletions (2)

Balance at end of
period



     Column A         Column E

    Description        Gross
                      Carrying
                     Amount at
                       End of
                       Period

                                  Buildings &
                                   Improve-
                        Land         ments      Total(1)
Commercial Office
Bldg.
  Rancho Cordova      $1,353,177   $3,778,875  $5,132,052


                      Column E
                       Total

                            1996         1997        1998
Balance at
beginning of period   $9,582,274   $9,360,370  $5,174,921

Additions                158,391       48,621       1,588

Sale of Capital
Professional Center        - - -  (4,172,587)       - - -

Deletions (2)          (380,295)     (61,483)    (44,457)

Balance at end of
period                $9,360,370   $5,174,921  $5,132,052



     Column A         Column F     Column G     Column H    Column I
                    Accumulated     Date of       Date     Deprecia-
    Description     Depreciation Construction   Acquired   tion Life

Commercial Office                                         40 Years
Bldg.                                                     (Bldg)
                                                          Life of
Rancho Cordova        $1,404,343         1987        1985 Lease
                                                          (Tenant
                                                         Imp.)

                                   Column F
                                     Total

                                         1996        1997        1998

Balance at
beginning of period                $2,097,079  $2,107,769  $1,227,141

Additions                             390,985     189,977     221,659

Sale of Capital
Professional Center                     - - - (1,009,122)       - - -

Deletions (2)                       (380,295)    (61,483)    (44,457)

Balance at end of
period                             $2,107,769  $1,227,141  $1,404,343



       1) Valuation
      allowance for
possible investment
loss of $742,000 at
  December 31, 1995
was charged against
  the cost basis of
       the land and
       building and
  improvements on a
  pro rata basis in
accordance with the
  the provisions of
 SFAS No. 121 which
     was adopted on
   January 1, 1996.

       2) Deletions
represent the write-
       off of fully
   amortized tenant
 improvement costs.
