Form 10-Q
period 1999-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1999-05-17
CIK 763978

15

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934



For The Quarter Ended March 31, 1999   Commission File Number 2-96042



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

Yes    X       No

PART I - FINANCIAL INFORMATION

     Capital  Builders  Development
               Properties
 (A  California  Limited  Partnership)

            BALANCE  SHEETS
                                           March 31,   December 31,
                                             1999          1998
ASSETS
  Cash and cash equivalents                   $4,540        $17,206
  Accounts receivable, net                    69,303         68,742
  Investment property, at cost,
    net of accumulated depreciation
    and amortization of $1,437,436
    and $1,404,343 at March 31,
   1999 and December 31, 1998,
    respectively                           3,694,616      3,727,709

  Lease commissions, net of accumulated
    amortization of $103,208 and $99,899
    at March 31, 1999, and December 31,
    1998, respectively                        40,455         34,260

  Other assets, net of accumulated
    amortization of $50,575 and
    $43,372 at March 31, 1999, and
    December 31, 1998, respectively           47,819         53,389

           Total assets                   $3,856,733     $3,901,306

LIABILITIES AND PARTNERS' EQUITY
  Notes payable                           $3,564,777     $3,574,944
  Loan payable to affiliate                   51,892         24,000
  Accounts payable and accrued
    liabilities                              145,163         87,929
  Tenant deposits                             29,617         29,043

           Total liabilities              $3,791,449     $3,715,916

  Commitments and contingencies
  Partners' Equity:
    General partner                         (57,171)       (55,970)
    Limited partners                         122,455        241,360

           Total partners' equity            $65,284       $185,390

           Total liabilities and
               partner's equity           $ 3,856,733     $3,901,306

See accompanying notes to the financial statements.


   Capital  Builders  Development
             Properties
(A  California  Limited  Partnership)

     STATEMENTS  OF  OPERATIONS
  THREE  MONTHS  ENDED  MARCH  31,

                                           1999            1998
Revenues
  Rental and other income                   $116,456       $172,363
  Interest income                                547             49

     Total revenues                          117,003        172,412

Expenses
  Operating expenses                          34,493         35,692
  Repairs and maintenance                     30,664         19,028
  Property taxes                              14,795         14,185
 Interest                                     85,036         81,364
  General and administrative                  28,513         30,736
  Depreciation and amortization               43,608         55,597

     Total expenses                          237,109        236,602

Net loss                                   (120,106)       (64,190)

Allocated to general partners                (1,201)          (642)

Allocated to limited partners             ($118,905)      ($63,548)

Net loss per limited partnership unit        ($8.62)        ($4.61)

Average units outstanding                     13,787         13,787

See accompanying notes to the financial statements.



     Capital  Builders  Development
               Properties
  (A  California  Limited  Partnership)

       STATEMENTS  OF  CASH  FLOWS
    THREE  MONTHS  ENDED  MARCH  31,

                                              1999         1998
Cash flows from operating activities:
  Net loss                                  ($120,106)     ($64,190)
  Adjustments to reconcile net loss
     to cash flow (used in)/provided
     by operating activities:
  Depreciation and amortization                 43,608        55,597
  Changes in assets and liabilities
    Increase in accounts receivable              (561)       (5,772)
    Increase in leasing commissions            (9,505)         - - -
    (Increase)/Decrease in other assets        (1,635)            51
    Increase in accounts
      payable and accrued liabilities           57,234        28,962
    Increase/(Decrease) in tenant                  574       (3,064)
deposits

           Net cash (used in)/provided by
             operating activities             (30,391)        11,584

Cash flows from investing activities:
  Improvements to investment properties          - - -       (1,587)

           Net cash used in investing            - - -       (1,587)

Cash flows from financing activities:
  Payments on notes payable                   (10,167)       (9,284)
  Proceeds on loans payable to affiliate        27,892        - - -

           Net cash provided by/(used in)
             financing activities               17,725       (9,284)

Net (Decrease)/Increase in cash               (12,666)           713

Cash, beginning of period                       17,206         2,310

Cash, end of period                             $4,540        $3,023

See accompanying notes to the financial statements.

               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1999


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

During 1998, the Partnership adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material impact on the Partnership's financial statements.

During 1998, the Partnership adopted SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The adoption did not have a material impact on the Partnership's financial statements.

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

Net (Loss) Income per Limited Partnership Unit

The net (loss) income per Limited Partnership unit is computed based on the weighted average number of units outstanding during the year of 13,787 in 1999 and 1998.

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

The loss of this tenant has had a significant negative impact on the Partnership's cash flow. During the quarter ended March 31, 1999, Management was successful in re-leasing 5,292 square feet of the lost tenant's space, and 1,116 square feet of additional office space that became vacant during 1998. Subsequent to March 31, 1999, Management was also successful in securing a $150,000 interim loan to fund lease-up and operating expenses for a 10 month period. It is still necessary to obtain additional lease-up for the Partnership to meet current year obligations.

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

The total management fees paid to the Managing General Partner were $-0- and $8,010 for the three months ended March 31, 1999 and 1998, respectively, while total reimbursement of expenses was $2,074 and $21,184, respectively. The Partnership has accrued $47,265 of management fees and cost reimbursements as of the period ended March 31, 1999.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account, are as follows:

                                    March 31,  December 31,
                                     1999            1998
Land                               $1,353,177     $1,353,177
Building and Improvements           3,289,420      3,289,420
Tenant Improvements                   489,455        489,455
Investment properties, at cost      5,132,052      5,132,052

Less: accumulated depreciation
        and amortization          (1,437,436)    (1,404,343)

     Investment property, net      $3,694,616     $3,727,709

NOTE 5- LOAN PAYABLE TO AFFILIATE

The loan payable at March 31, 1999 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to fund March 31, 1999 and December 1998 property taxes. The loan bears interest at approximately the same rate charged to the Partnership by a bank for other borrowings (9.25% as of March 1999) and is payable upon demand.

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following at:

                                             March 31,   December 31,
                                                1999         1998
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on  the land, buildings and improvements,
and is guaranteed by the General Partner.    $3,274,777   $3,284,944

Land  loan of $290,000 due May  1,  1999,
which  has been extended to July 1, 1999.
The  note requires interest only payments
and bears interest at 12.5%.  The note is
secured  by  Plaza  de  Oro's  separately
parceled Phase II land.                         290,000      290,000

Total Notes Payable                          $3,564,777   $3,574,944


Scheduled principal payments during 1999, 2000, 2001, and 2002 are $322,000, $46,236, $50,699, and $3,145,842, respectively.

NOTE 7 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1999                       $390,825
                    2000                        345,792
                    2001                        291,666
                    2002                        104,178
                    Total                    $1,132,461

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

The estimated fair values of the Partnership's financial instruments are as follows:

                         March 31, 1999         December 31, 1998
                      Carrying   Estimated     Carrying   Estimated
                        Amount  Fair Value       Amount  Fair Value
Liabilities
Loan payable
  to affiliate         $51,892     $51,892      $24,000     $24,000
Note payable        $3,274,777  $3,274,777   $3,284,944  $3,284,944
Note payable          $290,000    $290,000     $290,000    $290,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability, if any, under any pending litigation would not materially affect its financial condition or operations.

NOTE 10 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

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


ITEM 2.   MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the third quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters were sent in April, 1999.

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

During the three months ended March 31, 1999, a net decrease in cash of $12,666 was recognized by the Partnership. This was the result of a negative cash flow from operations of $30,391, net of proceeds generated by financing activities including additional affiliate loan advances.

The negative cash flow from operations was caused from the project's large drop in occupancy relating to the November 1998 bankruptcy of a major office tenant. As of to March 31, 1999, Management was successful in re-leasing 6,408 of vacant space and is currently negotiating lease terms for an additional 8,900 square feet.

The Partnership's property will still require additional lease-up to meet current year obligations. In order to temporarily solve the
Partnership's cash flow problem, Management obtained a 10 month, $150,000 interim loan, subsequent to March 31, 1999. This loan should allow the Partnership to pay for Phase I lease-up costs and 1999 operating deficits.

Management intends within the next six months to also develop the remaining pad with a 9,860 square foot office/retail building. Lease terms for this building have been negotiated with a tenant requiring approximately 6,000 square feet. Once a final signature for this lease has been obtained, a construction loan will be obtained to pay off the existing land loan and fund the building improvements. Management is currently negotiating terms with a construction lender and anticipates a loan in place prior to July 1, 1999.

Once the project's Phase I has achieved a stabilized occupancy and the Phase II building is complete, Management's intentions are to list the entire project for sale. It is anticipated the project could be sold within a 12 month period.

Results of Operations

During the three months ended March 31, 1999 as compared to March 31, 1998, the Partnership's total revenues decreased by $55,409 (32.1%), while its expenses increased by $507 (0.2%), all resulting in an increase in net loss of $55,916.

The decrease in revenues is primarily due to one of Plaza de Oro's major office tenants, who had occupied 12,052 square feet, filing Chapter 11 Bankruptcy during the fourth quarter of 1998. This resulted in a decrease in occupancy from 77% to 60%.

Total expenses increased for the three months ended March 31, 1999 as compared to March 31, 1998, due to the net effect of:
a) $11,636 (61.2%) increase in repair and maintenance for repairs to vacant suites and common areas so the project will show better to prospective tenants;
b) $3,672 (4.5%) increase in interest due to interest accrued on the affiliate loan;
c) $2,223 (7.2%) decrease in general and administrative due to a cost cutting program; and
d) $11,989 (21.6%) decrease in depreciation and amortization due to less tenant improvements in place during 1999.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable note instrument consists of a loan payable to affiliate in the amount of $51,892.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  May 10, 1999           By:
                                   Michael J. Metzger
                                   President


Date:  May 10, 1999           By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer