Form 10-Q
period 1999-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1999-08-16
CIK 763978

16

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934



For The Quarter Ended June 30, 1999   Commission File Number 2-96042



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
          Partnership)

         BALANCE  SHEETS
                                       June 30,       December 31,
                                         1999             1998
ASSETS
  Cash and cash equivalents                 $31,395           $17,206
  Accounts receivable, net                   60,930            68,742
  Investment property,
    at cost, net of accumulated
    depreciation and amortization
    of $1,470,519 and $1,404,343
    at June 30, 1999 and December
    31, 1998, respectively                3,695,280         3,727,709

  Lease commissions, net of
    accumulated amortization of
    $107,412 and $99,899
    at June 30, 1999, and
    December 31,
    1998, respectively                       68,621            34,260

  Other assets, net of
    accumulated
    amortization of $57,396 and
    $43,372 at June 30, 1999, and
    December 31, 1998,
    respectively                             52,050           53,389

          Total assets                   $3,908,276        $3,901,306

LIABILITIES AND PARTNERS'
(DEFICIT) EQUITY
  Notes payable                          $3,704,391        $3,574,944
  Loan payable to affiliate                  69,304            24,000
  Accounts payable and accrued
    liabilities                             100,437            87,929
  Tenant deposits                            39,981            29,043

          Total liabilities              $3,914,113        $3,715,916

  Commitments and contingencies
  Partners' (Deficit) Equity:
    General partner                        (57,882)          (55,970)
    Limited partners                         52,045           241,360

    Total partners' (deficit)
    equity                                 ($5,837)         $185,390

          Total liabilities and
    partner's (deficit) equity           $3,908,276        $3,901,306

See accompanying notes to the financial statements.

   Capital  Builders
Development  Properties
(A  California  Limited
     Partnership)

    STATEMENTS  OF
      OPERATIONS
THREE  AND  SIX  MONTHS
    ENDED  JUNE 30,

                                 1999                   1998
                           Three      Six        Three        Six
                          Months     Months      Months     Months
                           Ended     Ended       Ended       Ended
Revenues
  Rental and other
income                    $132,887   $249,343   $177,435    $349,798
  Interest income              375         922        111         160

        Total revenues     133,262     250,265    177,546     349,958

Expenses
  Operating expenses        32,557      67,050     42,433      78,125
  Repairs and
maintenance                 14,480     45,144     22,083      41,111
  Property taxes            11,719     26,514     14,113      28,298
 Interest                   82,361     167,397     86,353     167,717
  General and
administrative              19,160     47,673     18,971      49,707
  Depreciation and
amortization                44,104      87,712     59,646     115,243

         Total expenses    204,381     441,490    243,599     480,201

Net loss                  (71,119)   (191,225)   (66,053)   (130,243)

Allocated to general
partners                     (711)    (1,912)      (660)      1,302)

Allocated to limited
partners                 ($70,408) ($189,313)  ($65,393)  ($128,941)

Net loss per limited
   partnership unit        ($5.11)    ($13.73)    ($4.74)     ($9.35)

Average units
outstanding                 13,787     13,787     13,787      13,787

See accompanying notes to the financial statements.

    Capital  Builders
 Development  Properties
 (A  California  Limited
      Partnership)

  STATEMENTS  OF  CASH
          FLOWS
 THREE  AND  SIX  MONTHS
    ENDED  JUNE  30,

                             1999                  1998
                            Three       Six       Three      Six
                            Months     Months     Months    Months
                            Ended      Ended      Ended     Ended
Cash flows from operating
activities:
  Net loss                ($71,119)  ($191,225)  ($66,053)  ($130,243)
  Adjustments to
reconcile net loss
to cash flows used in
operating activities:
  Depreciation and
amortization                 44,104     87,712     59,646    115,243
  Changes in assets and
liabilities
    Decrease in accounts
receivable                    8,373      7,812     13,679      7,907
    Increase in leasing
commissions                (32,369)   (41,874)    - - - -    - - - -
    Decrease/(Increase)
in other assets                 533    (1,102)      1,611      1,662
    (Decrease)/Increase
in accounts payable and
accrued liabilities        (44,726)     12,508   (51,514)    (22,552)
    Increase/(Decrease)
    in tenant deposits       10,364     10,938    (7,634)    (10,698)

     Net cash used in
     operating activities  (84,840)  (115,231)   (50,265)    (38,681)

Cash flows from investing
activities:
  Improvements to
investment properties      (33,747)   (33,747)    - - - -    (1,587)

     Net cash used in
     investing activities  (33,747)   (33,747)    - - - -     (1,587)

Cash flows from financing
activities:
  Payments on notes &
loan payables              (10,386)   (20,553)  (189,500)  (198,784)
  Proceeds from notes &
loan payables               167,412    195,304    290,000    290,000
  Payment of loan fees     (11,584)   (11,584)   (13,099)    (13,099)

      Net cash provided
      by financing
      activities            145,442    163,167     87,401      78,117

Net Increase in cash         26,855     14,189     37,136      37,849

Cash, beginning of period     4,540     17,206      3,023       2,310

Cash, end of period         $31,395    $31,395    $40,159     $40,159

Cash paid for interest      $82,361   $167,397    $86,353    $167,717

See accompanying notes to the financial statements.


               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999


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

Effective January 1999, the Partnership adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material impact on the Partnership's financial statements.

Effective January 1999, the Partnership adopted SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The adoption did not have a material impact on the Partnership's financial statements.

Investment Properties

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. During the second quarter of 1999, the Partnership's investment property was reclassed as a long lived asset to be disposed of and is currently listed for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The loss of this tenant has had a significant negative impact on the Partnership's cash flow. During and subsequent to the quarter ended June 30, 1999, Management was successful in re-leasing 6,909 square feet of the lost tenant's space, and 2,818 square feet of additional office space and 7,020 of industrial space that became vacant during 1998. Additionally, Management was successful in leasing 6,424 square feet of the pad building to be constructed. During the quarter ended June 30, 1999, Management was also successful in securing a $150,000 interim loan to fund lease-up and operating expenses for a 10 month period.

Now that the property is approaching a more stabilized occupancy, Management listed the property for sale on July 1, 1999 with an independent brokerage firm. The estimated sales proceeds are projected to be in excess of current obligations, but there are no offers pending or guaranteed sales price.

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

The total management fees paid to the Managing General Partner were $-0- and $7,960 for the six months ended June 30, 1999 and 1998, respectively, while total reimbursement of expenses was $10,522 and $41,765, respectively. The Partnership has accrued $54,745 of management fees and cost reimbursements as of the period ended June 30, 1999.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account, are as follows:

                                    June 30,   December 31,
                                     1999            1998
Land                               $1,353,177     $1,353,177
Building and Improvements           3,298,933      3,289,420
Tenant Improvements                   513,689        489,455
Investment properties, at cost      5,165,799      5,132,052

Less: accumulated depreciation
        and amortization          (1,470,519)    (1,404,343)

     Investment property, net      $3,695,280     $3,727,709

NOTE 5- LOAN PAYABLE TO AFFILIATE

The loan payable at June 30, 1999 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to cover negative cash flow from operations. The loan bears interest at approximately the same rate charged to the Partnership by a bank for other borrowings (9.25% as of June
1999) and is payable upon demand.

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following at:

                                              June 30,   December 31,
                                                1999         1998
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on  the land, buildings and improvements,
and is guaranteed by the General Partner.    $3,264,391   $3,284,944

Land  loan of $290,000 due May  1,  1999,
which  has been extended to September  1,
1999.   The  note requires interest  only
payments  and  bears interest  at  12.5%.
The  note  is secured by Plaza  de  Oro's
separately parceled Phase II land.              290,000      290,000

Interim     tenant    improvement/leasing
commission loan of $150,000 due March  1,
2000.   The  note requires interest  only
payments and bears interest at 15%.   The
note  is a Second Deed Of Trust on  Plaza
de Oro's Phase I land and improvements.         150,000      - - - -

Total Notes Payable                          $3,704,391   $3,574,944


Scheduled principal payments during 1999, 2000, 2001, and 2002 are $311,614, $196,236, $50,699, and $3,145,842, respectively.

NOTE 7 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1999                       $433,427
                    2000                        420,672
                    2001                        369,721
                    2002                        137,253
                    Total                    $1,361,073

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

The estimated fair values of the Partnership's financial instruments are as follows:

                         June 30, 1999          December 31, 1998
                      Carrying   Estimated     Carrying   Estimated
                        Amount  Fair Value       Amount  Fair Value
Liabilities
Loan payable
  to affiliate         $69,304     $69,304      $24,000     $24,000
Note payable        $3,264,391  $3,264,391   $3,284,944  $3,284,944
Note payable          $290,000    $290,000     $290,000    $290,000
Note Payable          $150,000    $150,000      - - - -     - - - -

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

NOTE 10 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activity

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial statements due to the Partnership's inability to invest in such instruments as stated in the Partnership agreement.



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

In the first phase, the Partnership conducted a thorough evaluation of current information technology systems and software. Non-information technology systems such as climate control systems, elevators and security equipment has also been surveyed.

In phase two of the process, results from the inventory were assessed to determine the Year 2000 impact and what actions were required to achieve Year 2000 readiness. For the Partnership's internal systems, application upgrades of software are needed. The Partnership has opted for a course of action that will result in upgrading or replacing all critical internal systems.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the third quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters were sent in April, 1999. Responses received to date indicate all parties expect to be Year 2000 ready prior to December 31, 1999. A second letter will be sent to those parties who did not respond to the first letter.

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

During the six months ended June 30, 1999, a net increase in cash of $14,189 was recognized by the Partnership. This was the result of a negative cash flow from operations of $115,231, net cash used in the amount of $33,747 for tenant improvements relating to additional leased space, and net cash provided by financing in the amount of $163,167.

The negative cash flow from operations is primarily the result of the project's vacant space and the leasing commissions paid during the second quarter to lease up a portion of its vacant space.

During and subsequent to June 30, 1999, Management was successful in re-leasing 9,727 square feet of office space, 7,020 square feet of industrial space, and 6,424 square feet of the pad building to be constructed. This lease up will continue to decrease future net losses from operations, but it is still necessary for the property to continue to lease up in order for the Partnership to meet its current obligations.

In order to temporarily solve the Partnership's cash flow problem, Management obtained a 10 month, $150,000 interim loan, during the second quarter 1999. This loan should allow the Partnership to pay for Phase I lease-up costs and 1999 operating deficits.

Management intends within the next six months to also develop the remaining pad with a 9,860 square foot office/retail building. Lease terms for this building have been finalized with a tenant requiring approximately 6,424 square feet. A construction loan is in the process of being obtained to pay off the existing land loan and fund the building improvements. Management anticipates a loan to be in place by the end of August 1999.

Plaza de Oro's Phase I and Phase II were listed for sale on July 1, 1999 with an independent brokerage firm. The project's current asking price less costs to sell is in excess of the carrying value of the property and the Partnership's current obligations. Presently, there are no pending offers or identified buyers; therefore, the final sales prices cannot be determined at this time.

Results of Operations

During the six months ended June 30, 1999 as compared to June 30, 1998, the Partnership's total revenues decreased by $99,693 (28.5%), while its expenses decreased by $38,711 (8.1%), all resulting in an increase in net loss of $60,982.

The decrease in revenues is primarily due to one of Plaza de Oro's major office tenants, who had occupied 12,052 square feet, filing Chapter 11 Bankruptcy during the fourth quarter of 1998.

Total expenses decreased for the six months ended June 30, 1999 as compared to June 30, 1998, due to the net effect of:
a) $11,075 (14.2%) decrease in operating expenses due to lower management fees and utility costs associated with vacant space during 1999;
b) $27,531 (23.9%) decrease in depreciation and amortization due to less tenant improvements in place during 1999.

During the second quarter ended June 30, 1999 as compared to June 30, 1998, revenues decreased by $44,284 (24.9%), while expenses decreased by $39,218 (16.1%). The decrease in revenue is due to the major office tenant filing for Bankruptcy as previously discussed. The decrease in expenses is due to a decrease in operating expenses associated with lower occupancy and a decrease in depreciation due to less tenant improvements in place during 1999.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable note instrument consists of a loan payable to affiliate in the amount of $69,304.



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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  August 6, 1999         By:
                                   Michael J. Metzger
                                   President


Date:  August 6, 1999         By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer