Form 10-Q
period 1999-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 1999-11-15
CIK 763978

18

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934



              For The Quarter Ended September 30, 1999
                   Commission File Number 2-96042



              CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                  A CALIFORNIA LIMITED PARTNERSHIP
       (Exact name of registrant as specified in its charter)



     California                                   77-0049671
State or other jurisdiction of                  I.R.S. Employer
organization                                   Identification No.

1130 Iron Point Road, Suite 170, Folsom, California 95630
(Address of Principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (916)353-0500


Former name, former address and former fiscal year, if changed since last year:

4700 Roseville Road, Suite 206, North Highlands, California 95660
(Former Address of Principal executive offices)        (Zip Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for  the  past  90 days.

Yes    X       No

PART 1 - FINANCIAL INFORMATION

      Capital  Builders  Development
                Properties
  (A  California  Limited  Partnership)

             BALANCE  SHEETS

                                            September     December
                                               30,           31,
                                               1999         1998
ASSETS
  Cash and cash equivalents                    $22,613      $17,206
  Restricted cash                               25,650    - - - - -
  Accounts receivable, net                      69,519       68,742
  Investment property, held for sale at
    September 30, 1999 at carrying value,
    which is less than net realizable
    value, net of accumulated depreciation
    and amortization of $1,470,519 and
    $1,404,343 at September 30, 1999 and
    December 31, 1998, respectively          4,016,211    3,727,709

  Lease commissions, net of accumulated
    amortization of $107,412 and $99,899
    at September 30, 1999, and December
    31, 1998, respectively                      76,708       34,260

  Other assets, net of accumulated
    amortization of $67,725 and
    $43,372 at September 30, 1999, and
    December 31, 1998, respectively             81,040       53,389

          Total assets                      $4,291,741   $3,901,306

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
  Notes payable                             $3,847,782   $3,574,944
  Loan payable to affiliate                     87,280       24,000
  Accounts payable and accrued
    liabilities                                365,757       87,929
  Tenant deposits                               43,359       29,043

          Total liabilities                 $4,344,178   $3,715,916

  Commitments and contingencies
  Partners' (Deficit) Equity:
    General partner                           (58,348)     (55,970)
    Limited partners                             5,911      241,360

          Total partners' (deficit) equity   ($52,437)     $185,390

    Total liabilities and
       partner's (deficit) equity           $4,291,741   $3,901,306

See accompanying notes to the financial statements.


   Capital  Builders
Development  Properties
(A  California  Limited
      Partnership)

     STATEMENTS  OF
       OPERATIONS
THREE  AND  NINE  MONTHS
 ENDED  SEPTEMBER  30,

                                 1999                    1998
                           Three        Nine       Three      Nine
                           Months      Months     Months     Months
                           Ended       Ended       Ended      Ended
Revenues
  Rental and other
income                     $153,801   $403,144    $166,667    $516,465
  Interest income               164      1,086         105          265

     Total revenues         153,965    404,230     166,772      516,730

Expenses
  Operating expenses         35,258     102,308      39,692      117,817
  Repairs and
maintenance                  18,248     63,392      20,216      61,327
  Property taxes             18,768     45,282      13,807       42,105
 Interest                    98,926    266,323      85,482      253,199
  General and
administrative               19,038     66,711      19,477      69,184
  Depreciation and
amortization                 10,329     98,041      55,627      170,867

     Total expenses         200,567    642,057     234,301      714,499

Net loss                   (46,602)  (237,827)    (67,529)    (197,769)

Allocated to general
partners                      (466)    (2,378)       (675)     (1,977)

Allocated to limited
partners                  ($46,136)  ($235,449)   ($66,854)  ($195,792)

Net loss per limited
   partnership unit         ($3.35)   ($17.08)     ($4.85)     ($14.20)

Average units
outstanding                  13,787     13,787      13,787      13,787

See accompanying notes to the financial statements.

   Capital  Builders
Development  Properties
(A  California  Limited
      Partnership)

  STATEMENTS  OF  CASH
         FLOWS
THREE  AND  NINE  MONTHS
 ENDED  SEPTEMBER  30,
                            1999                  1998
                           Three        Nine      Three       Nine
                           Months      Months    Months      Months
                           Ended       Ended      Ended       Ended
Cash flows from
operating activities:
  Net loss                ($46,602)  ($237,827)  ($67,529)  ($197,769)
  Adjustments to
reconcile net loss to
cash flows used in
operating activities:
  Depreciation and
amortization                 10,329     98,041     55,627     170,867
  Changes in assets and
liabilities
    (Increase)/Decrease
in accounts receivable      (8,589)      (777)    (5,874)       2,033
    Increase in leasing
commissions                 (8,087)   (49,961)    (1,092)     (1,092)
    (Increase)/Decrease
in other assets             (3,786)    (4,887)      1,598       3,260
    Increase in accounts
payable and accrued
liabilities                  79,645     92,153     24,464       1,912
    Increase/(Decrease)
in tenant deposits            3,378     14,316      1,104     (9,594)

     Net cash provided
     by/(used in)
     operating
     activities              26,288   (88,942)      8,298    (30,383)

Cash flows from
investing activities:
  Improvements to         (135,256)  (169,003)    - - - -     (1,587)
investment properties

     Net cash used in
     investing
     activities           (135,256)  (169,003)    - - - -     (1,587)

Cash flows from
financing activities:
  Payments on notes &
loan payables             (300,625)  (321,179)    (9,721)   (208,506)
  Proceeds from notes &
loan payables               461,993    657,297    - - - -     290,000
  Payment of loan fees     (35,532)   (47,116)    - - - -    (13,098)

     Net cash provided
     by/(used in
     financing
     activities             125,836    289,002    (9,721)      68,396

Net Increase/(Decrease)
in cash                      16,868     31,057    (1,423)      36,426

Cash, beginning of
period                       31,395     17,206     40,159       2,310

Cash, end of period         $48,263    $48,263    $38,736     $38,736

Supplemental Disclosure:

  Cash paid for interest    $98,926   $266,323    $85,482    $253,199

  Non cash and financing
  activity:
     Capital
Improvements financed
through accounts payable
and accrued liabilities    $185,675   $185,675    - - - -     - - - -

See accompanying notes to the financial statements.


               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER  30, 1999


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

Investment Properties

On July 1, 1999, the Partnership's investment property was reclassified as a long-lived asset to be disposed of and is currently listed for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Subsequent revisions in estimates of fair value less cost to sell are reported as adjustments to the carrying amount, provided that the carrying amount does not exceed the initial carrying amount before an adjustment was made to reflect the decision to sell the asset. As of July 1, 1999, the fair value of the Partnership's investment property less cost to sell exceeded the carrying amount. Therefore, no adjustment was made to the carrying amount.

The Partnership's investment property consists of commercial land, buildings and leasehold improvements that are carried net of accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes. Due to the Partnership's investment property being reclassified as a long lived asset to be disposed of, depreciation was not recorded during the third quarter of 1999.

Other Assets

Included in other assets are loan fees, which are amortized over the life of the related note.

Lease Commissions

Lease commissions are no longer amortized over the related lease terms due to being an intangible directly related to the investment property.

Income Taxes

The Partnership does not provide for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership unit is computed based on the weighted average number of units outstanding during the quarter ended September 30 of 13,787 in 1999 and 1998.

Statement of Cash Flows

For purposes of the statements of cash flows, the Partnership considers all short-term investments with a maturity, at date of purchase, of three months or less to be cash equivalents.

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

NOTE 2 - LIQUIDITY

In November 1998, one of the investment property's major office tenants, occupying 12,052 square feet, filed Chapter 11 Bankruptcy and vacated its suites. Although the tenant's lease does not expire until January 31, 2001, it is unlikely that any future collections will be received on the lease.

The loss of this tenant has had a significant negative impact on the Partnership's cash flow. During and subsequent to the quarter ended September 30, 1999, Management was successful in re-leasing 11,628 square feet of office space and 7,020 of industrial space which also had become vacant during 1998. Additionally, Management was successful in leasing 6,424 square feet of the 9,424 square foot pad building. The pad building is currently under construction, with an anticipated completion date of December 1999.

The additional lease up of Plaza de Oro's existing Phase I and new Phase II pad building has increased the project's overall occupancy to 85%. This additional lease-up has improved the Partnership's ability to meet current year obligations, but additional leasing is still required to fully meet its obligations.

During 1999, Management secured a $150,000 interim loan to fund 1999 lease-up costs and a portion of operating expenses in excess of cash provided by operations. Additionally, the General Partner provided an affiliate loan to cover additional operating expenses. During the quarter ended September 30, 1999, Management also obtained construction loans totaling $1,313,000 to cover the development costs of Phase II's 9,424 square foot pad building.

Due to the property approaching a stabilized occupancy, Management listed the property for sale with an independent brokerage firm on July 1, 1999. The estimated sales proceeds are projected to be in excess of current obligations, but there are no offers pending or guaranteed sales price.

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

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($379,143) of the gross offering proceeds. The remaining fees would not be payable based on the current listing price of the assets to be disposed of.

The total management fees paid to the Managing General Partner were $-0- and $7,960 for the nine months ended September 30, 1999 and 1998, respectively, while total reimbursement of expenses was $67,584 and $63,162, respectively. The Partnership has accrued $63,354 of management fees and cost reimbursements as of the period ended September 30, 1999.

NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account, are as follows:

                                  September 30, December 31,
                                     1999            1998
Land                               $1,353,177     $1,353,177
Building and Improvements           3,571,089      3,289,420
Tenant Improvements                   562,464        489,455
Investment properties, at cost      5,486,730      5,132,052

Less: accumulated depreciation
        and amortization          (1,470,519)    (1,404,343)

     Investment property, net      $4,016,211     $3,727,709

NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable at September 30, 1999 and December 31, 1998 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to cover negative cash flow from operations. The loan bears interest at approximately the same rate charged to the Partnership by a bank for other borrowings (9.25% as of September 1999) and is payable upon demand.

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following at:

                                             Sept. 30,     Dec. 31,
                                                1999         1998
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on  the land, buildings and improvements,
and is guaranteed by the General Partner.    $3,253,766   $3,284,944

Land  loan of $290,000 due May  1,  1999,
which  had been extended to September  1,
1999.   The  note required interest  only
payments  and beared interest  at  12.5%.
The  note  was secured by Plaza de  Oro's
separately parceled Phase II land.                - 0 -      290,000

Construction  loan  in  the   amount   of
$1,123,000,  which  accrues  interest  at
Prime +1% (Prime as of September 30, 1999
is  8.25%)  and is due August  19,  2000.
Interest   accrues   monthly    on    the
outstanding  balance  of  the  cumulative
construction  loan draws.  This  loan  is
secured by a First Deed of Trust on Phase
II   land   and  improvements,   and   is
guaranteed by the General Partner.             $254,016        - 0 -

A  construction  loan in  the  amount  of
$190,000  due  March 1, 2001.   The  note
requires interest only payments and bears
interest at 13.5%.  The note is a  Second
Deed  of  Trust  on  Phase  II  land  and
improvements.  A restricted cash  reserve
balance  is maintained to service monthly
payments  until October  31,  2000.   The
restricted  cash balance as of  September
30, 1999 is $25,650.                           $190,000        - 0 -

Interim     tenant    improvement/leasing
commission loan of $150,000 due March  1,
2000.   The  note requires interest  only
payments and bears interest at 15%.   The
note is secured by a Second Deed Of Trust
on  Plaza  de  Oro's  Phase  I  land  and
improvements.                                   150,000      - - - -

Total Notes Payable                          $3,847,782   $3,574,944

Scheduled principal payments during 1999, 2000, 2001, and 2002 are $265,005, $386,236, $50,699, and $3,145,842, respectively.

NOTE 7 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    1999                       $481,985
                    2000                        552,411
                    2001                        505,290
                    2002                        226,915
                    Thereafter                   56,100
                    Total                    $1,822,701

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

The estimated fair values of the Partnership's financial instruments are as follows:
                       September 30, 1999       December 31, 1998
                      Carrying   Estimated     Carrying   Estimated
                        Amount  Fair Value       Amount  Fair Value
Liabilities:
Loan payable
  to affiliate         $87,280     $87,280      $24,000     $24,000
Note payable        $3,253,766  $3,253,766   $3,284,944  $3,284,944
Note payable           - - - -     - - - -     $290,000    $290,000
Note payable          $254,016    $254,016      - - - -     - - - -
Note payable          $190,000    $190,000      - - - -     - - - -
Note Payable          $150,000    $150,000      - - - -     - - - -

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Partnership has entered into contracts with Brown Construction (General Contractor) to develop Plaza de Oro's Phase II pad building. The total contract amount is $603,780, of which $185,675 has been incurred as of September 30, 1999.

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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed during the fourth quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. The Partnership's management has identified critical third parties and developed a letter inquiring about their company's Year 2000 program. These letters were sent in April, 1999. Responses received to date indicate all parties expect to be Year 2000 ready prior to December 31, 1999. A second letter has been sent to those parties who did not respond to the first letter.

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

During the nine months ended September 30, 1999, a net increase in cash of $31,057 was recognized by the Partnership. This was the result of net cash provided by financing in the amount of $289,002, which was offset by negative cash flow from operations of $88,942, net cash used for Phase I tenant improvements ($48,755) and net cash used for Phase II building improvements ($120,248).

The negative cash flow from operations is primarily the result of the project's vacant space and the leasing commissions paid during the second and third quarters to lease up a portion of its vacant space.

In order to temporarily solve the Partnership's cash flow problem, Management obtained a 10 month, $150,000 interim loan during the second quarter 1999. This loan has allowed the Partnership to pay for Phase I lease-up costs and 1999 operating deficits.

For the period ended and subsequent to September 30, 1999, Management was successful in re-leasing 11,628 square feet of office space, 7,020 square feet of industrial space, and 6,424 square feet of the pad building, which is currently under construction. This lease up will continue to decrease future net losses from operations, but it is still necessary for the property to continue to lease up in order for the Partnership to meet its current obligations.

During the third quarter 1999, Management began the development of the remaining pad with a 9,424 square foot office/retail building. Lease terms for this building have been finalized with a tenant requiring approximately 6,424 square feet. Construction loans totaling $1,313,000 have also been obtained during the third quarter of 1999. The initial proceeds from these loans were used to pay off the $290,000 Phase II land loan and paid the initial development costs of the Phase II building. The remaining proceeds should be sufficient to pay for the remaining construction and lease-up costs for the Phase II pad building.

Plaza de Oro's Phase I and Phase II were listed for sale on July 1, 1999 with an independent brokerage firm. The project's current asking price less costs to sell is in excess of the carrying value of the property and the Partnership's current obligations. Presently, there are no pending offers or identified buyers; therefore, the final sales prices cannot be determined at this time.

Results of Operations

During the nine months ended September 30, 1999 as compared to September 30, 1998, the Partnership's total revenues decreased by $112,500 (21.8%), while its expenses decreased by $72,442 (10.1%), all resulting in an increase in net loss of $40,058.

The decrease in revenues is primarily due to one of Plaza de Oro's major office tenants, who had occupied 12,052 square feet, filing Chapter 11 Bankruptcy during the fourth quarter of 1998.

Total expenses decreased for the nine months ended September 30, 1999 as compared to September 30, 1998, due to the net effect of:
a) $15,509 (13.2%) decrease in operating expenses due to lower management fees and utility costs associated with vacant space during 1999;
b) $13,124 (5.2%) increase in interest costs due to the additional funds borrowed for operating deficits and the Phase II construction loans; and
c) $72,826 (42.6%) decrease in depreciation and amortization primarily due to depreciation no longer being taken as of the third quarter 1999, as the Partnership's property has been reclassified as a long lived asset to be disposed of. Additionally, fewer tenant improvements were in place during 1999 as compared to 1998.

During the third quarter ended September 30, 1999 as compared to September 30, 1998, revenues decreased by $12,807 (7.7%), while expenses decreased by $33,734 (14.4%). The decrease in revenue is due to the major office tenant filing for Bankruptcy as previously discussed.

Total expenses decreased for the third quarter ended September 30, 1999 as compared to September 30, 1998 due to the net effect of:
a) $4,434 (11.2%) decrease in operating expenses due to lower management fees and utility costs associated with vacant space during 1999;
b) $13,444 (15.7%) increase in interest costs due to additional funds borrowed for operating deficits and the Phase II construction loans; and
c) $45,298 (81.4%) decrease in depreciation due to depreciation no longer taken for long live assets to be disposed of.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's only variable note instrument consists of a loan payable to affiliate in the amount of $87,280.



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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  November 10, 1999      By:
                                   Michael J. Metzger
                                   President


Date:  November 10, 1999      By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer