Form 10-K
period 1999-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 2000-03-28
CIK 763978

28
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

            [X]  Annual Report Pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934

For the fiscal year ended                    Commission File Number
  December 31, 1999                                    2-96042


               CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                   A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

         California                      77-0049671

  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)               Identification No.)

1130 Iron Point Road, Suite 170, Folsom, California 95630
(Address of principal executive offices)               Zip Code

Registrant's telephone number, including area code:  (916) 353-0500

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

As of December 31, 1999 the aggregate Limited Partnership Units held by nonaffiliates of the registrant was 13,787. There is no market for the units.

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

(c)  Narrative Description of the Business

The Partnership's business objective is to complete the development of its existing land with a commercial retail building for lease and sale. The primary investment objective of the Partnership is to realize capital appreciation from the sale of the Properties developed by it some three to five years after such Properties have been placed in service. A secondary investment objective is to generate cash from the leasing of Partnership Properties pending their sale for distribution to the Limited Partners, although it is not presently anticipated that the amount of such cash available for distribution to the Limited Partners will be significant. Since the Partnership has not sold its investment properties, it has not achieved its investment goals as yet. Although investor returns cannot be accurately determined until the investment properties are sold, due to the additional time required to lease up the investment properties, and due to the decline in real estate values during the California real estate recession, it is anticipated that ultimate returns will be less than initially projected.

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

ITEM 2.   PROPERTIES

The Partnership owns a 100% equity interest in a property called Plaza de Oro ("PDO"). PDO is a two phase development. Phase I is a 71,600 square foot mixed-use project consisting of two multi-tenant buildings. Phase II consists of 42,500 square foot corner pad on which a 9,424 square foot building is currently under construction. PDO maintains adequate property and general liability insurance.

Additional information about the Partnership's property follows:

     Ownership Percentage:                         100%

     Acquisition Date:                December 19, 1985

     Location:                       Rancho Cordova, CA

     Present Monthly
          Effective Average
     Base Rent Per Square Foot:                   $0.85

     Square Footage Mix:
          Office                                 28,820
          Industrial                             33,825
          Retail                                 18,364

     Leased Occupancy at
       December 31:   1999                          87%
                      1998                          60%
                      1997                          81%
                      1996                          98%
                      1995                          92%

     Current Year Depreciation:                 $66,175

     Method of Depreciation:              Straight Line

     Depreciation Life:                        40 Years
                                      Bldg Improvements
                                          Life of Lease
                                    Tenant Improvements

     Total cost:                             $5,984,985

     Encumbrances:                           $4,199,057

     Tenant occupying more than
     10% of square footage and nature
     of business:                                  None


The Partnership's property was listed for sale on July 1, 1999, and since that date there has been no depreciation taken on its buildings or improvements.

The Partnership's property is held subject to encumbrances which are more fully described under Note 6 to the Partnership's Financial Statements included under Item 8 which is incorporated herein by reference.

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

As of December 31, 1999, there were 1,137 holders and 13,787 Limited Partnership units outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The   following  constitutes  a  summary  of  selected   consolidated
financial data for the following periods (000's omitted except net loss per Limited Partnership unit):

                         1999    1998     1997      1996     1995

Revenues                 $570    $622     $992      $1,341   $1,262

Net (Loss) Income        ($259)  ($390)   $879      ($394)   ($594)
Net (Loss) Income per
 Limited Partnership
 Unit                    ($19)   ($28)    $63       ($28)    ($43)
Total Assets             4,764   $3,901   $4,219    $8,326   $8,386
Notes and Loans Payable  4,303   $3,599   $3,503    $8,354   $8,102

(See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Issue

The Partnership experienced no Year 2000 issues that materially effected the Partnership's operations.

On December 3, 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. Management believes that the adoption of SAB 101 will not have a material impact on the financial statements.

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

During the twelve months ended December 31, 1999, cash increased by $6,473. This was the result of net cash provided by financing in the amount of $653,240, which was offset by negative cash flow from operations of $127,649, net cash used for Phase I tenant improvements ($88,292) and net cash used for Phase II building improvements ($430,826).

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

During the twelve months ended 1999, Management was successful in re-leasing 14,621 square feet of office space, 7,020 square feet of industrial space, and 6,424 square feet of the pad building, which is currently under construction. This lease up will continue to decrease future net losses from operations, but it is still necessary for the property to continue to lease up in order for the Partnership to meet its current obligations.

During the third quarter of 1999, Management began the development of the remaining pad with a 9,424 square foot office/retail building. Lease terms for this building were finalized with a tenant requiring approximately 6,424 square feet. Construction loans totaling $1,313,000 have also been obtained during the third quarter of 1999. The initial proceeds from these loans were used to pay off the $290,000 Phase II land loan and paid the initial development costs of the Phase II building. There have been approximately $50,000 in identified cost increases in Phase II, which necessitates an increase in construction loan proceeds. Management is currently negotiating with lenders to provide the necessary funds to cover these additional costs.

Plaza de Oro's Phase I and Phase II were listed for sale on July 1, 1999 with an independent brokerage firm. The project's current asking price less costs to sell is in excess of the carrying value of the property and the Partnership's current obligations. Presently, there are no pending offers or identified buyers; therefore, the final sales prices cannot be determined at this time. At this time, Management has not finalized a plan for the use of the proceeds from the sale of the property.

Results of Operations

1999 vs 1998
During the twelve months ended December 31, 1999 as compared to December 31, 1998, the Partnership's total revenues decreased by $52,646 (8.5%), while its expenses decreased by $183,944 (18.2%), all resulting in a decrease in net loss of $131,298.

The decrease in revenues is primarily due to one of Plaza de Oro's major office tenants, who had occupied 12,052 square feet, filing Chapter 11 Bankruptcy during the fourth quarter of 1998.

Total expenses decreased for the twelve months ended December 31, 1999 as compared to December 31, 1998, due to the net effect of:
a) $10,837 (7.2%) decrease in operating expenses due to lower management fees and utility costs associated with vacant space during 1999;
b) $14,434 (18.9%) increase in repairs and maintenance due to funds expended to improve the property's appearance for its potential sale;
c) $10,796 (3.2%) increase in interest costs due to the additional funds borrowed for operating deficits;
d) $5,342 (5.7%) decrease in General and Administrative due to cost saving measures; and
e) $192,733 (65.4%) decrease in depreciation and amortization primarily due to depreciation no longer being taken subsequent to the second quarter 1999, as the Partnership's property has been reclassified as a long lived asset to be disposed of. Additionally, fewer tenant improvements were in place during 1999 as compared to 1998.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's variable rate instruments consist of a loan payable to affiliate and a construction loan for Phase II. The total outstanding balances of these loans are $720,503 and $24,000 as of December 31, 1999 and 1998, respectively. The increase from 1998 to 1999 is due to additional draws for construction of Phase II.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Page Number

INDEPENDENT AUDITORS' REPORT                                     11

FINANCIAL STATEMENTS

     BALANCE SHEETS                                              12
     AS OF DECEMBER 31, 1999, and 1998

     STATEMENTS OF OPERATIONS                                    13
     FOR THE YEARS ENDED
     DECEMBER 31, 1999, 1998, and 1997

     STATEMENTS OF PARTNERS'                                     14
     (DEFICIT) EQUITY FOR THE YEARS ENDED
     DECEMBER 31, 1999, 1998, and 1997

     STATEMENTS OF CASH FLOWS                                    15
     FOR THE YEARS ENDED
     DECEMBER 31, 1999, 1998, and 1997

     NOTES TO FINANCIAL STATEMENTS                            16-23

SUPPLEMENTAL SCHEDULES

     SCHEDULE III
     REAL ESTATE AND ACCUMULATED DEPRECIATION                    28

Financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                     Independent Auditors' Report

The Partners
Capital Builders Development Properties:

We have audited the accompanying balance sheets of Capital Builders Development Properties, a California Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Builders Development Properties as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the partnership's negative cash flow position and significant debt service requirements raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

Sacramento, California                       KPMG LLP
January 28, 2000
PART 2 - FINANCIAL INFORMATION

Ca
pi
ta
l
Bu
il
de
rs
De
ve
lo
pm
en
t
Pr
op
er
ti
es
(a
Ca
li
fo
rn
ia
Li
mi
te
d
Pa
rt
ne
rs
hi
p)

BA
LA
NC
E
SH
EE
TS
                                                December    December
                                                  31          31
                                                 1999        1998
AS
SE
TS
Ca                                               $23,679     $17,206
sh
 ,
in
cl
ud
in
 g
re
st
ri
ct
ed
ca
sh
Ac                                                58,194      68,742
co
un
ts
re
ce
iv
ab
le
 ,
ne
 t
In
ve
st
me
nt
pr
op
er
ty
he
ld
fo
 r
sa
le
 ,
ne
 t
          of
   accumulat
          ed
   depreciat
     ion and
   amortizat
      ion of
   $1,470,51
       9 and
   $1,404,34
        3 at
    December
    31, 1999
   and 1998,                                   4,514,466   3,727,709
   respectiv
         ely

Le
as
 e
Co
mm
is
si
on
s,
ne
 t
of
ac
cu
mu
la
te
 d
   amortizat
      ion of
    $107,412
         and
     $99,899
          at
   December                                        87,948      34,260
  31, 1999
  and 1998,
  respectiv
  ely

Ot
he
 r
as
se
ts
 ,
ne
 t
of
ac
cu
mu
la
te
 d
   amortizat
  ion of
  $71,538
  and
     $43,372
          at
    December
    31, 1999
         and
       1998,                                      79,518      53,389
   respectiv
         ely

              Total Assets                     $4,763,805  $3,901,306

LI
AB
IL
IT
IE
S
AN
D
PA
RT
NE
RS
'
(D
EF
IC
IT
)
EQ
UI
TY
No                                            $4,199,057  $3,574,944
te
 s
pa
ya
bl
 e
Lo                                               104,331      24,000
an
pa
ya
bl
 e
to
af
fi
li
at
 e
Ac                                               489,667      87,929
co
un
ts
pa
ya
bl
e
an
d
ac
cr
ue
d
li
ab
il
it
ie
s
Te                                                44,357      29,043
na
nt
de
po
si
ts

              Total Liabilities                 4,837,412   3,715,916

Co
mm
it
me
nt
 s
an
 d
co
nt
in
ge
nc
ie
 s
Pa
rt
ne
rs
 '
(D
ef
ic
it
 )
Eq
ui
ty
 :
     General                                    (58,560)    (55,970)
    Partners
     Limited                                    (15,047)     241,360
    Partners
              Total Partners' (Deficit) Equity    (73,607)     185,390

   Total
  Liabiliti                                   $4,763,805  $3,901,306
  es and
  Partners'
  (Deficit)
  Equity

Se
 e
ac
co
mp
an
yi
ng
no
te
 s
to
th
 e
fi
na
nc
ia
 l
st
at
em
en
ts
 .


Capital Builders Development
         Properties
   (a California Limited
        Partnership)

  STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31,

                                 1999         1998          1997
Revenues
  Rental and other income       $568,131      $621,770     $991,210
  Interest Income                  1,428           435          912

     Total revenues              569,559       622,205      992,122

Expenses
  Operating expenses             140,441       151,278      202,125
  Repairs & maintenance           90,690        76,256      130,654
  Property taxes                  57,411        57,673       71,632
  Interest                       349,250       338,454      472,622
  General and administrative      88,911        94,253       89,335
  Depreciation and
amortization                     101,853       294,586      296,759

     Total expenses              828,556     1,012,500    1,263,127

  Loss before minority
interest and gain from
disposition of Joint Venture   (258,997)     (390,295)    (271,005)

  Minority interest in net
loss of Joint Venture          - - - - -     - - - - -       22,806

  Gain from disposition of
Joint Venture                  - - - - -     - - - - -    1,127,913

     Net (loss) income         (258,997)     (390,295)      879,714

Allocated to General
Partners                         (2,590)       (3,903)        8,797

Allocated to Limited
Partners                      ($256,407)    ($386,392)     $870,917

Net (loss) income per
limited Partnership unit        ($18.60)      ($28.03)       $63.17

Average units outstanding         13,787        13,787       13,787

See accompanying notes to the financial statements.


               CAPITAL BUILDERS DEVELOPMENT PROPERTIES,
                   a California Limited Partnership

               STATEMENTS OF PARTNERS' (DEFICIT) EQUITY
             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                               Total
                                                           Partners'
                                    General     Limited    (Deficit)
                                   Partners    Partners       Equity
  Balance at December 31, 1996   ($60,864)   ($243,165)   ($304,029)

      Net income                     8,797      870,917      879,714

  Balance at December 31, 1997    (52,067)      627,752      575,685

      Net Loss                     (3,903)    (386,392)    (390,295)

  Balance at December 31, 1998    (55,970)      241,360      185,390

      Net Loss                     (2,590)    (256,407)    (258,997)

  Balance at December 31, 1999   ($58,560)    ($15,047)    ($73,607)

See accompanying notes to the financial statements.

Capital Builders Development
         Properties
   (a California Limited
        Partnership)

  STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31,

                                 1999          1998        1997
Cash flows from operating
activities:
  Net (loss) income            ($258,997)   ($390,295)      $879,714
  Adjustments to reconcile
net (loss) income to cash
flow (used in) provided by
operating activities:
  Depreciation and
amortization                      101,853      294,586      296,759
  Minority interest in joint
venture                         - - - - -    - - - - -     (22,806)
  Gain from disposition of
joint venture investment        - - - - -    - - - - -  (1,127,913)
  Unpaid interest expense on
loan payable                    - - - - -    - - - - -       55,347
  Changes in assets and
liabilities:
    Decrease (Increase) in
accounts receivable                10,548       51,410     (19,494)
    Increase in leasing
commissions                      (61,201)      (1,093)     (36,346)
    (Increase) Decrease in
other assets                      (3,091)        2,703        (757)
    Increase (Decrease) in
accounts payable and
accrued liabilities                67,925        (328)      (12,259)
     Increase (Decrease ) in
tenant deposits                    15,314     (22,946)     (11,801)

Net cash (used in) provided
by operating activities         (127,649)     (65,963)           444

Cash flows from investing
activities:
  Improvements to investment
properties                      (519,118)      (1,588)     (83,197)
  Proceeds from sale of
partnership investment          - - - - -    - - - - -       14,380

Net cash used in investing
activities                      (519,118)      (1,588)      (68,817)


Cash flows from financing
activities:
  Proceeds on notes payable       956,174      110,000     3,530,000
  Payments on notes payable     (332,061)     (38,454)   (3,425,377)
  Payment of loan fees           (51,204)     (13,099)      (83,275)
  Proceeds on loans payable
to affiliate                       80,331       24,000    - - - - -

Net cash provided by
financing activites               653,240       82,447       21,348

Net increase (decrease) in
cash                                6,473       14,896     (47,025)

Cash, beginning of period          17,206        2,310        49,335

Cash, end of period               $23,679      $17,206        $2,310

Supplemental disclosure:
  Cash paid for interest         $349,250     $338,454      $391,634

Non cash investing and
financing activity:
  Capital improvements
financed through accounts
payable and accrued
liabilities                      $333,813    - - - - -    - - - - -


See accompanying notes to the financial statements.




                Capital Builders Development Properties
                  (A California Limited Partnership)


                     NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999, 1998 and 1997

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

The Partnership's investment property consists of commercial land, buildings and leasehold improvements that are carried net of accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to forty years. The straight-line method of depreciation is followed for financial reporting purposes. Due to the Partnership's investment property being reclassified as a long lived asset to be disposed of, depreciation expense has not been recorded subsequent to the second quarter of 1999.

In accordance with Financial Account Standard No. 34, Capitalization of Interest Cost, interest associated with borrowings used to fund construction in process have been capitalized in the amount of $20,703.

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership unit is computed based on the weighted average number of units outstanding during the year ended December 31 of 13,787 in 1999, 1998 and 1997.

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

The loss of this tenant has had a significant negative impact on the Partnership's cash flow. As of December 31, 1999, Management was successful in re-leasing the 12,052 square feet and an additional 2,569 square feet of office space and 7,020 of industrial space. Additionally, Management was successful in leasing 6,424 square feet of the 9,424 square foot pad building. The pad building is currently under construction.

The additional lease up of Plaza de Oro's existing Phase I and new Phase II pad building has increased the project's overall occupancy to 87% during the third quarter of 1999. This additional lease-up has improved the Partnership's ability to meet current year obligations, but additional leasing is still required to fully meet its obligations.

During 1999, Management secured a $150,000 interim loan to fund 1999 lease-up costs and a portion of operating expenses in excess of cash provided by operations. Additionally, the General Partner provided an affiliate loan to cover additional operating expenses. During 1999, Management also obtained construction loans totaling $1,313,000 to cover the development costs of Phase II's 9,424 square foot pad building.

Due to the property approaching a stabilized occupancy, Management listed the property for sale with an independent brokerage firm on July 1, 1999. The estimated sales proceeds are projected to be in excess of current obligations, but there are no offers pending or guaranteed sales price. At this time, Management has not finalized a plan for the use of the proceeds from the sale of the property.

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

The total management fees paid to the Managing General Partner were $- 0-, $7,960 and $47,380 for the years ended December 31, 1999, 1998, and 1997 respectively. Total reimbursement of expenses was $86,352, $85,552, and $97,416, respectively. The Partnership has accrued $75,213 of management fees and cost reimbursements as of December 31, 1999.

NOTE 4 - INVESTMENT PROPERTIES

The  components of the investment property account are as follows  at
December 31,:
                                     1999            1998
Land                               $1,353,177     $1,353,177
Building and Improvements           3,281,797      3,289,420
Tenant Improvements                   577,747        489,455
Construction in Progress              772,264          - - -
Investment properties, at cost      5,984,985      5,132,052

Less: accumulated depreciation
        and amortization          (1,470,519)    (1,404,343)

     Investment property, net      $4,514,466     $3,727,709

NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable at December 31, 1999 and December 31, 1998 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to cover negative cash flow from operations. The loan bears interest at approximately the same rate charged to the Partnership by a bank for other borrowings (9.25% as of December 31, 1999) and is payable upon demand. The Partnership accrued interest of $7,154 and $128 for the years ending December 31, 1999 and 1998, respectively.

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following at December 31,:

                                                1999         1998
Mini-permanent loan with a fixed  interest
rate of 9.25%, requiring monthly principal
and interest payments of $28,689, which is
sufficient  to amortize the loan  over  25
years.   The  loan is due April  1,  2002.
The note is collateralized by a First Deed
of   Trust  on  the  land,  buildings  and
improvements,  and  is guaranteed  by  the
General Partner.                             $3,242,885   $3,284,944

Land  loan  of $290,000 due May  1,  1999,
which  had  been extended to September  1,
1999.   The  note required  interest  only
payments  and  beared interest  at  12.5%.
The  note  was secured by Plaza  de  Oro's
separately parceled Phase II land.                - 0 -      290,000

Construction   loan  in  the   amount   of
$1,123,000,  which  accrues  interest   at
Prime  +1% (Prime as of December 31,  1999
is  8.5%)  and  is  due August  19,  2000.
Interest    accrues   monthly    on    the
outstanding  balance  of  the   cumulative
construction   loan   draws.    The   Note
provides for future draws of $506,828  for
construction costs.  This loan is  secured
by  a First Deed of Trust on Phase II land
and improvements, and is guaranteed by the
General Partner.                                616,172        - 0 -

A  construction  loan  in  the  amount  of
$190,000  due  March 1,  2001.   The  note
requires interest only payments and  bears
interest  at 13.5%.  The note is a  Second
Deed  of  Trust  on  Phase  II  land   and
improvements.  A restricted  cash  reserve
balance  is maintained to service  monthly
payments  until  October  31,  2000.   The
restricted cash balance as of December 31,
1999 is $19,362.                                190,000        - 0 -

Interim     tenant     improvement/leasing
commission loan of $150,000 due  March  1,
2000.   The  note requires  interest  only
payments  and bears interest at 15%.   The
note  is secured by a Second Deed Of Trust
on   Plaza  de  Oro's  Phase  I  land  and
improvements.                                   150,000      - - - -

Total Notes Payable                          $4,199,057   $3,574,944

Scheduled principal payments during 2000, 2001, and 2002 are $812,398, $240,688, and $3,145,971, respectively.

Management is currently in the process of negotiating terms to refinance the interim tenant improvement loan of $150,000 due March 1, 2000.

NOTE 7 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    2000                       $508,770
                    2001                        470,762
                    2002                        210,503
                    2003                         42,228
                    2004                         39,690
                    Total                    $1,271,953

NOTE 8 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

A reconciliation of the net (loss) income as reflected on the accompanying Statements of Operations to that reflected on the Federal income tax return for the years ended December 31 is as follows:

                                         1999         1998          1997

Net (loss) income - Statements
  of Operations                    ($258,997)   ($390,295)      $879,714

Adjustments
  resulting from:
  Difference in depreciation
  and amortization                    (1,590)      108,868     (413,552)

  Net (loss) income - tax return   ($260,587)   ($281,427)      $466,162

Partners' equity - Statements of
  Partners' (deficit)equity         ($73,607)     $185,390      $575,685

Increases
  resulting from:
  Difference in depreciation
  and amortization and
  valuation allowance               1,875,009    1,876,599     1,767,731
  Selling expenses for
  Partnership units                 1,012,108    1,012,108     1,012,108

  Partners' equity - tax return    $2,813,510   $3,074,097    $3,355,524

Taxable (loss) income per Limited
  Partnership unit after
  giving effect to the
  taxable loss allocated to
  the General Partner                ($18.71)     ($20.21)        $33.47


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

The estimated fair values of the Partnership's financial instruments as of December 31, are as follows:

                                      1999                1998
                             Carrying    Estimated   Carrying   Estimated
                               Amount   Fair Value     Amount  Fair Value

Liabilities
Loan payable to affiliate    $104,331     $104,331    $24,000     $24,000
Note payable               $3,242,885   $3,242,885 $3,284,944  $3,284,944
Note payable                    - - -        - - -   $290,000    $290,000
Note payable                 $616,172     $616,172      - - -       - - -
Note payable                 $190,000     $190,000      - - -       - - -
Note payable                 $150,000     $150,000      - - -       - - -


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Partnership is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Partnership's recovery or liability, if any, under any pending litigation would not materially affect its financial condition or operations.

NOTE 11 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

Revenue Recognition in Financial Statements

On December 3, 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. Management believes that the adoption of SAB 101 will not have a material impact on the financial statements.

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

MANAGING GENERAL PARTNER

The Partnership is being managed by CB, the Managing General Partner. CB is a California corporation organized in May 1978. CB relocated on October 8, 1999, and its executive offices are now located at 1130 Iron Point Road, Suite 170, Folsom, California 95630 [telephone number (916) 353-0500]. To date, CB has organized ten Partnerships to engage in commercial real estate development. As the General Partner, CB may be responsible for certain liabilities that a Partnership it manages is unable to pay. In addition, CB, in the normal course of business, has guaranteed certain debt obligations of the Partnerships it sponsored aggregating $4,199,057.

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


ITEM 11.  EXECUTIVE COMPENSATION

The  Partnership  does  not  have  any  officers  or  employees  and, therefore, does not pay compensation to such persons. The Partnership's business is conducted by the Managing General Partner which is entitled under Article IV of the Partnership Agreement to receive underwriting commission, acquisition fees, property management fees, subordinated real estate commission, share of distribution and an interest in the Partnership. The Managing General Partner's fees totaled $25,048, of which $-0- was paid and $25,048 was accrued in 1999. These fees consisted entirely of property management fees which are calculated as 5% of gross rental revenues collected.

In addition to the fees described above, the General Partner is entitled to reimbursement for out of pocket expenses incurred on behalf of the Partnership. Such expenses aggregated $86,352 in 1999.


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

During the year ended December 31, 1999 the Managing General Partner and/or its affiliate received $86,352 for reimbursement of administrative services and $-0- for property management and administrative fees.


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

The Partnership has not sent an annual report or proxy statements to the Limited Partners and does not intend to send a proxy statement to the Limited Partners. The Partnership will send the Limited Partners an annual report and will furnish the Commission with copies of the annual report on or before April 30, 2000.