Form 10-K/A
period 1999-12-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 2000-03-31
CIK 763978

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-K/A
                       Amendment #1 to Form 10-K

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



              Capital Builders Development Properties
                  A California Limited Partnership

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31,1999
     Column A        Column B     Column C     Column D
                                                 Cost
                                             Captialized
   Description     Encumbrances  Initial Cost  Subsequent
                                                  to
                                              Acquistion


                                  Land (1)   Improvements  Carrying
                                                      (1)    Costs
Commercial Office
Bldg.
  Rancho Cordova     $4,199,057   $1,143,165   $4,822,338    $19,482


Balance at
beginning of
period

Additions

Sale of Capital
Professional
Center

Deletions (2)

Balance at end of
period



     Column A                     Column E

Dscription          Gross Carrying Amount at End of Period

                                Buildings &
                       Land     Improvements     Total(1)
Commercial
Office Bldg.
Rancho Cordova       $1,353,177   $4,631,808   $5,984,985


                              Column E Total

                       1997         1998         1999

Balance at
beginning of
period               $9,360,370   $5,174,921   $5,132,052

Additions                48,621        1,588      852,933

Sale of Capital
Professional
Center              (4,172,587)            0            0

Deletions (2)          (61,483)     (44,457)            0

Balance at end
of period            $5,174,921   $5,132,052   $5,984,985



     Column A        Column F     Column G     Column H    Column I
                    Accumulated   Date of        Date     Depreciation
  Description       Depreciation Construction   Acquired      Life


Commercial                                                  40 Years
Office Bldg.                                                (Bldg)
Rancho Cordova                                              Life of
                     $1,470,519         1987         1985   Lease
                                                            (Tenant
                                                            Imp.)

                                  Column F
                                   Total

                                    1997         1998        1999

Balance at                        $2,107,769   $1,227,141 $1,404,343
beginning of period

Additions                            189,977      221,659     66,176

Sale of Capital
Professional                     (1,009,122)            0          0
Center

Deletions (2)                       (61,483)     (44,457)          0

Balance at end of                 $1,227,141   $1,404,343 $1,470,519
period


1) Valuation allowance for possible investment loss of $742,000 at December 31, 1995 was charged against the cost basis of the land and building and improvements on a pro rata basis in accordance with the provisions of SFAS No. 121 which was adopted on January 1, 1996.

2) Deletions represent the write-off of fully amortized tenant improvement costs.
