Form 10-Q
period 2000-03-31
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 2000-05-15
CIK 763978

15

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934



For The Quarter Ended March 31, 2000   Commission File Number 2-96042



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

Yes    X       No

PART I - FINANCIAL INFORMATION

      Capital  Builders  Development
               Properties
  (A  California  Limited  Partnership)

             BALANCE  SHEETS
                                            March 31,    December 31,
                                              2000           1999
ASSETS
  Cash and cash equivalents                   $53,220         $23,679
  Accounts receivable, net                     40,305          58,194
  Investment property, held for sale, at
    cost, net of accumulated depreciation
    and amortization of $1,470,519
    at March 31, 2000 and
    December 31, 1999                       4,542,551       4,514,466

  Lease commissions, net of accumulated
    amortization of $107,412 at March 31,
    2000, and December 31, 1999               108,783          87,948

  Other assets, net of accumulated
    amortization of $81,811 and
    $71,538 at March 31, 2000, and
    December 31, 1999, respectively            90,476          79,518

            Total assets                   $4,835,335      $4,763,805

LIABILITIES AND PARTNERS' DEFICIT
  Notes payable                            $4,675,092      $4,199,057
  Loan payable to affiliate                   106,755         104,331
  Accounts payable and accrued
    liabilities                               128,448         489,667
  Tenant deposits                              47,211          44,357

           Total liabilities               $4,957,506      $4,837,412

  Commitments and contingencies
  Partners' Deficit:
    General partner                          (59,046)        (58,560)
    Limited partners                         (63,125)        (15,047)

           Total partners' deficit         ($122,171)       ($73,607)

    Total liabilities and
          partner's deficit               $ 4,835,335    $  4,763,805

See accompanying notes to the financial statements.


     Capital  Builders  Development
               Properties
  (A  California  Limited  Partnership)

       STATEMENTS  OF  OPERATIONS
    THREE  MONTHS  ENDED  MARCH  31,

                                              2000           1999
Revenues
  Rental and other income                     $174,277       $116,456
  Interest income                                  298            547

          Total revenues                       174,575        117,003

Expenses
  Operating expenses                            38,561         34,493
  Repairs and maintenance                       32,830         30,664
  Property taxes                                13,886         14,795
 Interest                                      100,128         85,036
  General and administrative                    27,462         28,513
  Depreciation and amortization                 10,274         43,608

           Total expenses                      223,141        237,109

Net loss                                      (48,566)      (120,106)

Allocated to general partners                    (486)        (1,201)

Allocated to limited partners                ($48,080)     ($118,905)

Net loss per limited partnership unit          ($3.49)        ($8.62)

Average units outstanding                       13,787         13,787

See accompanying notes to the financial statements.


Capital  Builders  Development  Properties
  (A  California  Limited  Partnership)

       STATEMENTS  OF  CASH  FLOWS
     THREE  MONTHS  ENDED  MARCH  31,

                                               2000          1999
Cash flows from operating activities:
  Net loss                                   ($48,566)     ($120,106)
  Adjustments to reconcile net loss to
    Cash flow used in operating
    activities:

  Depreciation and amortization                 10,274         43,608
  Changes in assets and liabilities
    Decrease/(Increase) in accounts             17,889          (561)
      receivable
    Increase in leasing commissions           (20,835)        (9,505)
    Increase in other assets                     (515)        (1,635)
    (Decrease)/Increase in accounts
      payable and accrued liabilities         (27,406)         57,234
    Increase in tenant deposits                  2,854            574

          Net cash used in
          operating activities                (66,305)       (30,391)

Cash flows from investing activities:
  Improvements to investment properties      (361,898)      - - - - -

          Net cash used in investing         (361,898)      - - - - -

Cash flows from financing activities:
  Proceeds on notes payable                    487,198       (10,167)
  Payments on notes payable                   (11,163)      - - - - -
  Payment of loan fees                        (20,715)      - - - - -
  Proceeds on loans payable to affiliate         2,424         27,892

          Net cash provided by
          financing activities                 457,744         17,725

Net Increase/(Decrease) in cash                 29,541       (12,666)

Cash, beginning of period                       23,679         17,206

Cash, end of period                            $53,220         $4,540

Cash paid for interest                       $ 108,040     $   81,364

See accompanying notes to the financial statements.



               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                           March 31, 2000


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

Accounting Pronouncements

On December 3, 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted on January 1, 2000. Management believes the adoption of SAB 101 does not have a material impact on the financial statements.

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

In accordance with Financial Account Standard No. 34, Capitalization of Interest Cost, interest associated with borrowings used to fund construction in process have been capitalized in the amount of $28,615 and $-0-, respectively, for the three months ended March 31, 2000 and 1999.

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

Net Loss per Limited Partnership Unit

The net loss per Limited Partnership unit is computed based on the weighted average number of units outstanding of 13,787 during the periods ending March 31, 2000 and 1999.

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


NOTE 2 - LIQUIDITY

The lease up of Plaza de Oro's existing Phase I and new Phase II pad building has increased the project's overall occupancy to 88% during the first quarter of 2000. This lease-up has improved the
Partnership's ability to meet current year obligations, but additional leasing is still required to fully meet its obligations.

During the first quarter 2000, the Partnership obtained an additional $300,000 working capital/tenant improvement loan. The proceeds from this loan paid down the $150,000 interim loan, paid shortfall from operations due to negative cash flow during the first quarter, and paid for a portion of building improvements during the first quarter.

Due to the property approaching a stabilized occupancy, Management listed the property for sale with an independent brokerage firm on July 1, 1999. The estimated sales proceeds are projected to be in excess of current obligations. There is currently one offer pending at a sales price of $6,400,000, but this offer does not represent a guaranteed sales price. At this time, Management has not finalized a plan for the use of the proceeds from the sale of the property.


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

The total management fees paid to the Managing General Partner were $3,045 and $-0- for the three months ended March 31, 2000 and 1999, respectively. Total reimbursement of expenses was $22,109 and $2,074, respectively. The Partnership has accrued $67,918 of management fees and cost reimbursements as of March 31, 2000.


NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                                    March 31,  December 31,
                                     2000            1999
Land                               $1,353,177     $1,353,177
Building and Improvements           3,296,213      3,281,797
Tenant Improvements                   578,747        577,747
Construction in Progress              784,933        772,264
Investment properties, at cost      6,013,070      5,984,985

Less: accumulated depreciation
        and amortization          (1,470,519)    (1,470,519)

     Investment property, net      $4,542,551     $4,514,466


NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable at March 31, 2000 and December 31, 1999 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to cover negative cash flow from operations. The loan bears interest at approximately the same rate charged to the Partnership by a bank for other borrowings (9.25% as of March 31, 2000) and is payable upon demand. The Partnership accrued interest of $9,451 and $7,154 for the periods ending March 31, 2000 and December 31, 1999, respectively.


NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following:
                                             March 31,   December 31,
                                                2000         1999
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on  the land, buildings and improvements,
and is guaranteed by the General Partner.    $3,231,722   $3,242,885

Construction  loan  in  the   amount   of
$1,123,000,  which  accrues  interest  at
Prime +1% (Prime as of March 31, 2000  is
9%)  and is due August 19, 2000. Interest
accrues   monthly   on  the   outstanding
balance  of  the cumulative  construction
loan draws.  The Note provides for future
draws of $169,630 for construction costs.
This  loan is secured by a First Deed  of
Trust  on Phase II land and improvements,
and is guaranteed by the General Partner.       953,370      616,172

A  construction  loan in  the  amount  of
$190,000  due  March 1, 2001.   The  note
requires interest only payments and bears
interest at 13.5%.  The note is a  Second
Deed  of  Trust  on  Phase  II  land  and
improvements.  A restricted cash  reserve
balance  is maintained to service monthly
payments  until October  31,  2000.   The
restricted cash balance as of  March  31,
2000  and  December 31, 1999 was  $12,950
and $19,362, respectively.                      190,000      190,000

Interim     tenant    improvement/leasing
commission loan of $150,000 due March  1,
2000,  which was paid in full.  The  note
required interest only payments and  bore
interest at 15%.  The note was secured by
a  Second Deed Of Trust on Plaza de Oro's
Phase I land and improvements.                      -0-      150,000

Interim    working    capital,     tenant
improvement/leasing  commission  loan  of
$300,000  due  March 1, 2001.   The  Note
requires interest only payments and bears
interest at 15%.  The Note is secured  by
a  Second Deed of Trust on Plaza de Oro's
Phase I land and improvements.                  300,000          -0-

Total Notes Payable                          $4,675,092   $4,199,057

Scheduled principal payments during 2000, 2001, and 2002 are $998,050, $531,071, and $3,145,971, respectively.


NOTE 7 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    2000                     $  599,101
                    2001                        594,410
                    2002                        334,154
                    2003                        165,876
                    2004                        165,335
                    Thereafter                   33,041
                    Total                    $1,891,917


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

The estimated fair values of the Partnership's financial instruments are as follows:

                        March 31, 2000          December 31,1999
                    Carrying   Estimated      Carrying    Estimated
                     Amount    Fair Value     Amount      Fair Value
Liabilities
Loan payable
 to affiliate       $106,755    $106,755       $104,331    $104,331
Note payable      $3,231,722  $3,231,722     $3,242,885  $3,242,885
Note payable        $953,370    $953,370       $616,172    $616,172
Note payable        $190,000    $190,000       $190,000    $190,000
Note payable           - - -       - - -       $150,000    $150,000
Note payable        $300,000    $300,000          - - -       - - -


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

During  the  three  months ended March 31, 2000,  cash  increased  by
$29,541. This was the result of net cash provided by financing in the amount of $457,744, which was offset by negative cash flow from operations of $66,305 and net cash used for Phase II building improvements ($361,898).

The negative cash flow from operations is primarily the result of the project's remaining vacant space and the leasing commissions paid during the first quarter to lease up a portion of its vacant space.

In order to temporarily solve the Partnership's cash flow problem, Management obtained a 12 month, $300,000 interim loan during the first quarter 2000. This loan has allowed the Partnership to pay for Phase I lease-up costs and 2000 operating deficits, and Phase II cost increases.

The 9,424 square foot Phase II office/retail building was completed and placed into service April 2000. The building is currently partially occupied by a 6,424 square foot tenant and lease negotiations are in process for an additional 1,500 square foot tenant.

Plaza de Oro's Phase I and Phase II were listed for sale on July 1, 1999 with an independent brokerage firm. There has been an offer received in the amount of $6,400,000, but this offer does not represent a guaranteed sales price. The project's current offering price less costs to sell is in excess of the carrying value of the property and the Partnership's current obligations. At this time, Management has not finalized a plan for the use of proceeds from the sale of the property.

Results of Operations

During the three months ended March 31, 2000 as compared to March 31, 1999, the Partnership's total revenues increased by $57,572 (49.2%), while its expenses decreased by $13,968 (5.9%), all resulting in a decrease in net loss of $71,540.

The  increase in revenues is primarily due to the increase  in  Phase
I's   occupancy  to  88%  from  60%  at  March  31,  2000  and  1999, respectively.

Total expenses decreased for the three months ended March 31, 2000 as compared to March 31, 1999, due to the net effect of:
a) $4,068 (11.8%) increase in operating expenses due to higher utility costs incurred for the office building due to an increase in occupancy;
b) $2,166 (7.1%) increase in repair and maintenance due to additional clean-up costs incurred in preparing the property for sale.
c) $15,092 (17.7%) increase in interest due to interest accrued on the affiliate loan, plus additional interest paid for the increase in loan proceeds;
d) $1,051 (3.7%) decrease in general and administrative due to a cost cutting program; and
e) $33,334 (76.4%) decrease in depreciation and amortization due to depreciation no longer being taken subsequent to the second quarter 1999, as the Partnership's property had been reclassified as a long lived asset to be disposed of.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's variable rate instruments consist of a loan payable to affiliate and a construction loan for Phase II. The total outstanding balance of the loan payable to affiliate at March 31, 2000 was $106,755, while the total outstanding balance of the construction loan was $953,370.

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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  May 10, 2000           By:
                                   Michael J. Metzger
                                   President


Date:  May 10, 2000           By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer