Form 10-Q
period 2000-06-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 2000-08-15
CIK 763978

Capital Builders Development Properties
                 (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS


                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934



For The Quarter Ended June 30, 2000   Commission File Number 2-96042



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

Yes    X       No



PART 1 - FINANCIAL INFORMATION

     Capital  Builders  Development
              Properties
 (A  California  Limited  Partnership)

            BALANCE  SHEETS
                                           June 30,    December 31,
                                            2000          1999
ASSETS
  Cash and cash equivalents                  $35,061        $23,679
  Accounts receivable, net                    70,078         58,194
  Investment property, held for sale,
at cost, net of accumulated
depreciation and amortization of
$1,470,519 at June 30, 2000 and
December 31, 1999                          4,537,654      4,514,466

  Lease commissions, net of accumulated
amortization of $107,412 at June 30,
2000, and December 31, 1999                  113,227         87,948

  Other assets, net of accumulated
amortization of $90,919 and
$71,538 at June 30, 2000, and
December 31, 1999, respectively               79,865         79,518

          Total assets                    $4,835,885     $4,763,805

LIABILITIES AND PARTNERS' DEFICIT
  Notes payable                           $4,673,768     $4,199,057
  Loan payable to affiliate                  109,236        104,331
  Accounts payable and accrued
liabilities                                  110,310        489,667
  Tenant deposits                             47,211         44,357

          Total liabilities               $4,940,525     $4,837,412

  Commitments and contingencies
  Partners' Deficit:
    General partner                         (58,870)       (58,560)
    Limited partners                        (45,770)       (15,047)

          Total partners' deficit         ($104,640)      ($73,607)

    Total liabilities and
partner's deficit                         $4,835,885     $4,763,805

See accompanying notes to the financial statements.

   Capital  Builders
Development  Properties
(A  California  Limited
      Partnership)

     STATEMENTS  OF
       OPERATIONS
THREE  AND  SIX  MONTHS
    ENDED  JUNE 30,

                                  2000                    1999
                            Three       Six        Three       Six
                            Months     Months     Months      Months
                            Ended      Ended       Ended      Ended
Revenues
  Rental and other
income                      $247,372   $421,649   $132,887   $249,343
  Interest income                690         801        375        922

          Total revenues     248,062     422,450    133,262    250,265

Expenses
  Operating expenses          36,789      75,350     32,557      67,050
  Repairs and
maintenance                   18,113     50,943     14,480     45,144
  Property taxes              13,885      27,771     11,719     26,514
  Interest                   130,888     231,016     82,361    167,397
  General and
administrative                21,563     49,022     19,160     47,673
  Depreciation and
amortization                   9,107      19,381     44,104     87,712

          Total expenses     230,345     453,483    204,381    441,490

Net income/(loss)             17,717    (31,033)   (71,119)  (191,225)

Allocated to general
partners                         177      (310)      (711)    (1,912)

Allocated to limited
partners                     $17,540  ($30,723)  ($70,408)  ($189,313)

Net income/(loss) per
limited partnership
unit                           $1.27     ($2.23)    ($5.11)   ($13.73)

Average units
outstanding                   13,787     13,787     13,787     13,787

See accompanying notes to the financial statements.

   Capital  Builders  Development
             Properties
      (A  California  Limited
            Partnership)

    STATEMENTS  OF  CASH  FLOWS
 FOR  THE  SIX  MONTHS  ENDED  JUNE
                30,

                                         2000           1999
Cash flows from operating
activities:
  Net loss                               ($31,033)    ($191,225)
  Adjustments to reconcile net loss
     to cash flows used in
     operating activities:
  Depreciation and amortization             19,381        87,712
  Changes in assets and liabilities
    (Increase)/Decrease in
accounts receivable                       (11,884)         7,812
    Increase in leasing commissions       (25,279)      (41,874)
    Decrease/(Increase) in other
assets                                         987       (1,102)
    (Decrease)/Increase in accounts
payable and accrued liabilities           (45,545)        12,508
    Increase in tenant deposits              2,854        10,938

          Net cash used in
          operating activities            (90,519)     (115,231)

Cash flows from investing
activities:
  Improvements to investment
properties                               (357,000)      (33,747)

          Net cash used in
          investing activities           (357,000)      (33,747)

Cash flows from financing
activities:
  Payments on notes & loan payables       (20,355)      (20,553)
  Proceeds from notes & loan
payables                                   495,066       195,304
  Payment of loan fees                    (20,715)      (11,584)
  Proceeds on loans payable to
affiliate                                    4,905     - - - - -

          Net cash provided by
          financing activities             458,901       163,167

Net Increase in cash                        11,382        14,189

Cash, beginning of period                   23,679        17,206

Cash, end of period                        $35,061       $31,395

Supplemental disclosure:

Cash paid for interest                   $ 238,928     $ 167,397

Non cash investing and financing
activity:
  Capital improvements financed
through accounts payable and
accrued liabilities                      $ 333,812     - - - - -

See accompanying notes to the financial statements.



               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000

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

In accordance with Financial Account Standard No. 34, Capitalization of Interest Cost, interest associated with borrowings used to fund construction in process have been capitalized in the amount of $28,615 and $-0-, respectively, for the six months ended June 30, 2000 and 1999.

Other Assets

Included in other assets are loan fees, which are amortized over the life of the related note.

Lease Commissions

Lease commissions are no longer amortized over the related lease terms due to being an intangible directly related to the investment property, which is classified as held for sale.

Income Taxes

The Partnership does not provide for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Income/(Loss) per Limited Partnership Unit

The net income/(loss) per Limited Partnership unit is computed based on the weighted average number of units outstanding of 13,787 during the periods ending June 30, 2000 and 1999.

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


NOTE 2 - LIQUIDITY

Additional lease-up in Plaza de Oro's existing Phase I increased the project's overall occupancy to 90% during the second quarter of 2000. This lease-up has improved the Partnership's ability to meet current year obligations, but additional leasing is still required to fully meet its obligations.

During the first quarter 2000, the Partnership obtained an additional $300,000 working capital/tenant improvement loan. The proceeds from this loan paid down the $150,000 interim loan, funded the shortfall from operations due to negative cash flow during the first quarter, and paid for a portion of building improvements during the first quarter.

Due to the property approaching a stabilized occupancy, Management listed the property for sale with an independent brokerage firm on July 1, 1999. The estimated sales proceeds are projected to be in excess of current obligations. A property sale contract was entered into on March 23, 2000, which has an expected closing date of August 31, 2000. This contract offer does not represent a guaranteed sales price, and at this time, Management has not finalized a plan for the use of the proceeds from the sale of the property. If the current offer does result in a sale and if a plan to dissolve the Partnership is adopted, approximately 14% of the original invested capital would be available for distribution.


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

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership units provided the Partnership incurs no borrowing to develop its properties. However, these fees may increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($379,143) of the gross offering proceeds. The remaining fees (including the subordinated real estate commissions, the subordinated share of distribution and the remaining acquisition fees) would not be payable based on the current contract sale price of the assets to be disposed of.

The total management fees paid to the Managing General Partner were $26,604 and $-0- for the six months ended June 30, 2000 and 1999, respectively. Total reimbursement of expenses was $37,684 and $10,522, respectively. The Partnership has accrued $49,044 of management fees and cost reimbursements as of June 30, 2000.


NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                                    June 30,   December 31,
                                     2000            1999
Land                               $1,353,177     $1,353,177
Building and Improvements           4,075,029      3,281,797
Tenant Improvements                   579,967        577,747
Construction in Progress              - - - -        772,264
Investment properties, at cost      6,008,173      5,984,985

Less: accumulated depreciation
        and amortization          (1,470,519)    (1,470,519)

     Investment property, net      $4,537,654     $4,514,466


NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable at June 30, 2000 and December 31, 1999 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to cover negative cash flow from operations. The loan bears interest at approximately the same rate charged to the Partnership by a bank for other borrowings (9.25% as of June 30, 2000) and is payable upon demand. The Partnership accrued interest of $11,934 and $7,154 for the periods ending June 30, 2000 and December 31, 1999, respectively.


NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following:
                                              June 30,   December 31,
                                                2000         1999
Mini-permanent loan with a fixed interest
rate    of   9.25%,   requiring   monthly
principal   and  interest   payments   of
$28,689,  which is sufficient to amortize
the  loan over 25 years.  The loan is due
April    1,    2002.    The    note    is
collateralized by a First Deed  of  Trust
on    Phase   I   land,   buildings   and
improvements,  and is guaranteed  by  the
General Partner.                             $3,220,299   $3,242,885

Construction  loan  in  the   amount   of
$1,123,000,  which  accrues  interest  at
Prime  +1% (Prime as of June 30, 2000  is
9.5%)  and  is due August 19,  2000.  The
loan  provides for a six month  extension
period.  Interest accrues monthly on  the
outstanding  balance  of  the  cumulative
construction   loan  draws.    The   Note
provides for future draws of $159,531 for
construction costs.  This loan is secured
by a First Deed of Trust on Phase II land
and  improvements, and is  guaranteed  by
the General Partner.                            963,469      616,172

A  construction  loan in  the  amount  of
$190,000  due  March 1, 2001.   The  note
requires interest only payments and bears
interest at 13.5%.  The note is a  Second
Deed  of  Trust  on  Phase  II  land  and
improvements.  A restricted cash  reserve
balance  is maintained to service monthly
payments  until October  31,  2000.   The
restricted  cash balance as of  June  30,
2000 and December 31, 1999 was $6,703 and
$19,362, respectively.                          190,000      190,000

Interim     tenant    improvement/leasing
commission loan of $150,000 due March  1,
2000,  which was paid in full.  The  note
required interest only payments and  bore
interest at 15%.  The note was secured by
a  Second Deed Of Trust on Plaza de Oro's
Phase I land and improvements.                      -0-      150,000

Interim    working    capital,     tenant
improvement/leasing  commission  loan  of
$300,000  due  March 1, 2001.   The  Note
requires interest only payments and bears
interest at 15%.  The Note is secured  by
a  Second Deed of Trust on Plaza de Oro's
Phase I land and improvements.                  300,000          -0-

Total Notes Payable                          $4,673,768   $4,199,057

Scheduled principal payments during 2000, 2001, and 2002 are $996,726, $531,071, and $3,145,971, respectively.


NOTE 7 - LEASES

The Partnership leases its properties under long-term noncancelable operating leases to various tenants. The facilities are leased through agreements for rents based on the square footage leased. Minimum annual base rental payments under these leases for the years ending December 31 are as follows:

                    2000                     $  610,613
                    2001                        612,014
                    2002                        358,378
                    2003                        165,876
                    2004                        163,335
                    Thereafter                   33,041
                    Total                    $1,943,257


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

The estimated fair values of the Partnership's financial instruments are as follows:

                        June 30, 2000           December 31,1999
                    Carrying   Estimated      Carrying    Estimated
                     Amount    Fair Value     Amount      Fair Value
Liabilities
Loan payable
 to affiliate       $109,236    $109,236       $104,331    $104,331
Note payable      $3,220,299  $3,220,299     $3,242,885  $3,242,885
Note payable        $963,469    $963,469       $616,172    $616,172
Note payable        $190,000    $190,000       $190,000    $190,000
Note payable           - - -       - - -       $150,000    $150,000
Note payable        $300,000    $300,000          - - -       - - -


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

During the six months ended June 30, 2000, cash increased by $11,382. This was the result of net cash provided by financing in the amount of $458,901, which was offset by negative cash flow from operations of $90,519 and net cash used for Phase II building improvements of $357,000.

The negative cash flow from operations is primarily the result of the project's remaining vacant space, the leasing commissions paid year-to-date to lease-up a portion of its vacant space, and the reduction of accounts payable.

In order to temporarily solve the Partnership's cash flow problem, Management obtained a 12 month, $300,000 interim loan during the first quarter 2000. This loan allowed the Partnership to pay for Phase I lease-up costs, 2000 operating deficits, and Phase II cost increases.

During the second quarter of 2000, the 9,424 square foot Phase II office/retail building was completed and placed into service. The building is currently partially occupied by a 6,424 square foot tenant, and lease negotiations are in process for an additional 1,500 square foot tenant.

Plaza de Oro's Phase I and Phase II were listed for sale on July 1, 1999 with an independent brokerage firm. There has been an offer received, but this offer does not represent a guaranteed sales price. The project's current offering price less costs to sell is in excess of the carrying value of the property and the Partnership's current obligations. At this time, Management has not finalized a plan for the use of proceeds from the sale of the property.

Results of Operations

During the six months ended June 30, 2000 as compared to June 30, 1999, the Partnership's total revenues increased by $172,185 (68.8%), while its expenses also increased by $11,993 (2.7%), all resulting in a decrease in net loss of $160,192.

The increase in revenues is due to the increase in Phase I's occupancy to 93% from 68% at June 30, 2000 and 1999, respectively. Additionally, Phase II began providing rental income during the second quarter of 2000.

Total expenses decreased for the six months ended June 30, 2000 as compared to June 30, 1999, due to the net effect of:
a) $8,300 (12.4%) increase in operating expenses due to higher utility costs incurred for the office building due to an increase in occupancy;
b) $5,799 (12.8%) increase in repair and maintenance due to additional clean-up costs incurred in preparing the property for sale;
c) $63,619 (38%) increase in interest due to interest incurred for additional borrowings for Phase II and the additional operating loan, plus interest accrued on the affiliate loan; and
d) $68,331 (77.9%) decrease in depreciation and amortization due to depreciation no longer being taken subsequent to the second quarter 1999, as the Partnership's property had been reclassified as a long lived asset to be disposed of.

During the second quarter ended June 30, 2000 as compared to June 30, 1999, revenues increased by $114,800 (86.1%), while expenses also increased by $25,964 (12.7%). The increase in revenue is due to the increase in occupancy of Phase I, as well as Phase II being placed into service in April 2000, thereby generating revenue. The increase in expenses is primarily due to the increase in interest cost for Phase II borrowings and the operating loan.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Partnership does not have a material market risk due to financial instruments held by the Partnership. The Partnership's variable rate instruments consist of a loan payable to affiliate and a construction loan for Phase II. The total outstanding balance of the loan payable to affiliate at June 30, 2000 was $109,236, while the total outstanding balance of the construction loan was $963,469.


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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  August 11, 2000             By:
                                   Michael J. Metzger
                                   President


Date:  August 11, 2000             By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer