Form 10-Q
period 2000-09-30
CAPITAL BUILDERS DEVELOPMENT PROPERTIES /CA/
filed 2000-11-09
CIK 763978

13

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      and Exchange Act of 1934


              For The Quarter Ended September 30, 2000

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

Yes    X       No

PART 1 - FINANCIAL INFORMATION

     Capital  Builders  Development
               Properties
 (A  California  Limited  Partnership)

            BALANCE  SHEETS
                                          September 30,   December 31,
                                              2000            1999
ASSETS
  Cash and cash equivalents                  $1,135,259        $23,679
  Accounts receivable, net                        3,371         58,194
  Investment property, held for sale, at
    cost, net of accumulated
    depreciation and amortization of
    $1,470,519 at December 31, 1999           - - - - -      4,514,466

  Lease commissions, net of accumulated
    amortization of $107,412 at
    December 31, 1999                         - - - - -         87,948

  Other assets, net of accumulated
    amortization of $71,538 at
    December 31, 1999                         - - - - -         79,518

           Total assets                      $1,138,630     $4,763,805

LIABILITIES AND PARTNERS'
  CAPITAL/(DEFICIT)
  Notes payable                          $    - - - - -     $4,199,057
  Loan payable to affiliate                   - - - - -        104,331
  Accounts payable and accrued
    liabilities                                 169,022        489,667
  Tenant deposits                             - - - - -         44,357

           Total liabilities                   $169,022     $4,837,412

  Commitments and contingencies
  Partners' Capital/(Deficit):
    General partner                            (48,128)       (58,560)
    Limited partners                          1,017,736       (15,047)

           Total partners'
           capital/(deficit)                   $969,608      ($73,607)

    Total liabilities and partner's
      capital/(deficit)                  $    1,138,630   $  4,763,805

See accompanying notes to the financial statements.



   Capital  Builders
Development  Properties
(A  California  Limited
      Partnership)

     STATEMENTS  OF
       OPERATIONS
THREE  AND  NINE  MONTHS
 ENDED  SEPTEMBER  30,

                                  2000                 1999
                            Three       Nine       Three       Nine
                           Months      Months      Months     Months
                            Ended      Ended       Ended      Ended
Revenues
  Rental and other          $145,593    $567,242   $153,801   $403,144
    income
  Interest income              3,673      4,474        164      1,086

          Total revenues     149,266     571,716    153,965    404,230

Expenses
  Operating expenses          50,907     126,257     35,258     102,308
  Repairs and                 15,221      66,164     18,248     63,392
    maintenance
  Property taxes               9,102      36,873     18,768     45,282
  Interest                    73,334    304,350     98,926    266,323
  General and                 21,859      70,881     19,038     66,711
    administrative
  Depreciation and
    amortization               3,036      22,417     10,329     98,041

          Total expenses     173,459     626,942    200,567    642,057

Net loss from operations    (24,193)    (55,226)   (46,602)  (237,827)

Gain from sale of
investment property        1,098,441   1,098,441   - - - -     - - - - -
                                                -

Net income/(loss)          1,074,248   1,043,215   (46,602)  (237,827)

Allocated to general
partners                      10,742     10,432      (466)    (2,378)

Allocated to limited
partners                  $1,063,506 $1,032,783  ($46,136)  ($235,449)

Net income/(loss) per
limited partnership unit      $77.14      $74.91    ($3.35)   ($17.08)

Average units
outstanding                   13,787     13,787     13,787     13,787

See accompanying notes to the financial statements.


Capital  Builders  Development  Properties
  (A  California  Limited  Partnership)

       STATEMENTS  OF  CASH  FLOWS
 FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER
                   30,

                                              2000         1999
     Cash flows from operating activities:
  Net income/(loss)                        $1,043,215)   ($237,827)
         Adjustments to reconcile net loss
     to cash flows used in
     operating activities:
  Gain from sale of investment property    (1,098,441)
  Depreciation and amortization                 22,417       98,041
  Changes in assets and liabilities
    Increase in accounts receivable           (13,352)        (777)
    Increase in leasing commissions           (45,137)     (49,961)
    Increase in other assets                     (714)      (4,887)
    (Decrease)/Increase in accounts
      payable and accrued liabilities        (119,118)       92,153
    (Decrease)/Increase in tenant
      deposits                                (44,357)       14,316

       Net cash used in
       operating activities                  (255,487)     (88,942)

     Cash flows from investing activities:
  Improvements to investment properties      (375,651)    (169,003)
  Net proceeds from sale of building         6,066,821    - - - - -

            Net cash provided by/(used in)
       investing activities                  5,691,170    (169,003)

     Cash flows from financing activities:
  Payments on notes & loan payables        (4,694,123)    (321,179)
  Proceeds from notes & loan payables          495,066      657,297
  Payment of loan fees                        (20,715)     (47,116)
  Payment of affiliate loan                  (109,236)    - - - - -
  Proceeds on loans payable to affiliate         4,905    - - - - -

            Net cash (used in)/provided by
       financing activities                (4,324,103)      289,002

Net Increase in cash and cash equivalents    1,111,580       31,057

Cash and cash equivalents, beginning of
period                                          23,679       17,206

Cash and cash equivalents, end of period    $1,135,259      $48,263

Supplemental disclosure:
  Cash paid for interest                     $ 304,350    $ 266,323

Non cash investing and financing activity:
     Capital improvements financed through
    accounts payable and accrued
    liabilities                              $ 132,285    $ 185,675

   See accompanying notes to the financial
                               statements.





               Capital Builders Development Properties
                 (A California Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         ORGANIZATION

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements of Capital Builders Development Properties (The "Partnership") are prepared on the accrual basis and therefore revenue is recorded as earned and costs and expenses are recorded as incurred. As of August 18, 2000, the Partnership adopted a plan to dissolve the Partnership at which point the partnership changed their method of accounting to the liquidation basis.

Organization

Capital Builders Development Properties, a California Limited Partnership, is owned under the laws of the State of California. The Managing General Partner is Capital Builders, Inc., a California corporation (CB).

The Partnership is in the business of real estate development and is not a significant factor in its industry. The Partnership sold its remaining investment property on August 30, 2000 (see Note 2 for further discussion).

Accounting Pronouncements

On December 3, 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted on January 1, 2000. Management believes the adoption of SAB 101 did not have a material impact on the financial statements.

Investment Properties

On July 1, 1999, the Partnership's investment property was reclassified as a long-lived asset to be disposed of, and was subsequently sold on August 30, 2000 for $6,400,000. After payment of commissions and closing costs, the net sale proceeds were $6,066,821. The net sales proceeds less the investment property adjusted basis resulted in a gain of $1,098,441.

In accordance with Financial Accounting Standard No. 34, Capitalization of Interest Cost, interest associated with borrowings used to fund construction in process have been capitalized in the amount of $28,615 and $-0-, respectively, for the nine months ended September 30, 2000 and 1999.

Other Assets

Included in other assets are loan fees, which are amortized over the life of the related note.

Lease Commissions

Lease commissions are no longer amortized over the related lease terms due to being an intangible directly related to the investment property, which was classified as held for sale, and subsequently sold on August 30, 2000.

Income Taxes

The Partnership does not provide for income taxes since all income or losses are reported separately on the individual partners' tax returns.

Revenue Recognition

Rental income is recognized on a straight-line basis over the life of the lease, which may differ from the scheduled rental payments.

Net Income/(Loss) per Limited Partnership Unit

The net income/(loss) per Limited Partnership unit is computed based on the weighted average number of units outstanding of 13,787 during the periods ending September 30, 2000 and 1999.

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


NOTE 2 - LIQUIDITY / Distribution of Sales Proceeds

On August 30, 2000, the Partnership's investment property was sold for a sales price of $6,400,000, and a plan to dissolve the Partnership was adopted. The net proceeds to the Partnership after sales commissions and closing costs amounted to $6,066,821. As of September 30, 2000, the Partnership had paid all of its current obligations which were due, consisting of $4,803,359 in notes and affiliate loan payable, $119,118 in accounts payable, and tenant security deposits of $44,357.

As of September 30, 2000, the Partnership has a remaining cash balance of $1,135,259. This balance will be used to pay the Partnership's future obligations of $169,022 (previously contracted Phase II tenant improvement and construction costs), plus additional costs incurred during the dissolution of the Partnership.

Management estimates that the remaining cash to be distributed to the Limited Partners, after all partnership obligations are paid, will range from $950,000 to $965,000. This distribution is projected to be made prior to December 31, 2000.


NOTE 3 - RELATED PARTY EXPENSE REIMBURSEMENT AND FEE ARRANGEMENT

The Managing General Partner (Capital Builders, Inc.) and the Associate General Partners are entitled to reimbursement of expenses incurred on behalf of the Partnership and property management fees from the Partnership. The property management fee being charged prior to sale was 5% of gross rental revenues collected.

All acquisition fees and expenses, all underwriting commissions, and all offering and organizational expenses which can be paid are limited to 20% of the gross proceeds from sales of Partnership units provided the Partnership incurs no borrowing to develop its properties. However, the Partnership Agreement provided for an increase to a maximum of 33% of the gross offering proceeds based upon the total acquisition and development costs, including borrowing. Since the formation of the Partnership, 27.5% of these fees were paid to the Partnership's related parties, leaving a remaining maximum of 5.5% ($379,143) of the gross offering proceeds. No additional fees (including the subordinated real estate commissions, the subordinated share of distribution and the remaining acquisition fees) will be payable based on the sale price obtained for the assets.

The total management fees paid to the Managing General Partner were $84,324 (which included deferred fees from prior periods) and $-0-for the nine months ended September 30, 2000 and 1999, respectively. Total reimbursement of expenses was $ 65,162 and $67,584, respectively.


NOTE 4 - INVESTMENT PROPERTIES

The components of the investment property account are as follows:

                                December 31,
                                      1999
Land                               $1,353,177
Building and Improvements           3,281,797
Tenant Improvements                   577,747
Construction in Progress              772,264
Investment properties, at cost      5,984,985

Less: accumulated depreciation
        and amortization                 -0-     (1,470,519)

     Investment property, net    $       -0-      $4,514,466


NOTE 5 - LOAN PAYABLE TO AFFILIATE

The loan payable at December 31, 1999 represents funds advanced to the Partnership from Capital Builders, Inc. (General Partner). These funds were utilized to cover negative cash flow from operations. The loan bore interest at approximately the same rate charged to the Partnership by a bank for other borrowings (9.25% as of August 30, 2000) and was payable upon demand. The Partnership paid this loan and all secured unpaid interest in full on August 30, 2000. Accrued interest of $13,650 and $7,154 was incurred for the periods ending September 30, 2000 and December 31, 1999, respectively.


NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following:
                                             Sept. 30,     Dec. 31,
                                                2000         1999
Mini-permanent loan with a fixed interest
rate of 9.25%, required monthly principal
and  interest payments of $28,689,  which
was  sufficient to amortize the loan over
25  years.   The loan was  due  April  1,
2002.  The note was collateralized  by  a
First  Deed  of  Trust on Phase  I  land,
buildings  and  improvements,   and   was
guaranteed by the General Partner.             $   -0- $3,242,885

Construction  loan  in  the   amount   of
$1,123,000,  which  accrued  interest  at
Prime  +1% (Prime as of August  30,  2000
was  9.5%).  Interest accrued monthly  on
the outstanding balance of the cumulative
construction   loan  draws.    The   Note
provided   for  future  draws  for   con-
struction  costs.  This loan was  secured
by a First Deed of Trust on Phase II land
and  improvements, and was guaranteed  by
the General Partner.                                -0-      616,172

A  construction  loan in  the  amount  of
$190,000  which  was due March  1,  2001.
The  note required interest only payments
and bore interest at 13.5%.  The note was
a  Second Deed of Trust on Phase II  land
and   improvements.   A  restricted  cash
reserve  balance  was  required   to   be
maintained  to  service monthly  payments
until  October 31, 2000.  The  restricted
cash  balance  on December 31,  1999  was
$19,362.                                            -0-      190,000

Interim     tenant    improvement/leasing
commission loan of $150,000 due March  1,
2000,  which was paid in full.  The  note
required interest only payments and  bore
interest at 15%.  The note was secured by
a  Second Deed Of Trust on Plaza de Oro's
Phase I land and improvements.                      -0-      150,000

Total Notes Payable                        $        -0-   $4,199,057


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

The estimated fair values of the Partnership's financial instruments are as follows:

                       December 31,1999
                    Carrying   Estimated
                    Amount     Fair Value
Liabilities
Loan payable
 to affiliate       $104,331    $104,331
Note payable      $3,242,885  $3,242,885
Note payable        $616,172    $616,172
Note payable        $190,000    $190,000
Note payable        $150,000    $150,000


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Partnership is not involved in any litigation.


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


ITEM 2.   MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership commenced operations on September 19, 1985 upon the sale of the minimum number of Limited Partnership Units. The Partnership's initial source of cash was from the sale of Limited Partnership Units. Through the offering of Units, the Partnership raised $6,893,500 (represented by 13,787 Limited Partnership Units). Cash generated from the sale of Limited Partnership Units was used to acquire land and for the development of a mixed use commercial project and a 60% interest in a commercial office project.

During  the  nine months ended September 30, 2000, cash increased  by
$1,111,580.   This was primarily the result of net cash  provided  by
the sale of the Partnership's final investment property.

During the third quarter, the Partnership sold its investment property and paid all of its current obligations. The remaining cash from sales proceeds, less any remaining Partnership obligations and expenses, is projected to be distributed prior to the end of the fourth quarter.

Results of Operations

During the nine months ended September 30, 2000 as compared to September 30, 1999, the Partnership's total revenues increased by $167,486 (41.4%), while its expenses decreased by $15,115 (2.4%), all resulting in a decrease in net loss from operations of $182,601.

The increase in revenues is due to the increase in occupancy to 93% from 85% at August 30, 2000 (date investment property was sold) and September 30, 1999, respectively. Additionally, Phase II began providing rental income during the second quarter of 2000.

Total expenses decreased for the nine months ended September 30, 2000 as compared to September 30, 1999, due to the net effect of:
a) $23,949 (23.4%) increase in operating expenses due to higher utility costs incurred for the office building due to an increase in occupancy;
b) $38,027 (14.3%) increase in interest due to interest incurred for additional borrowings for Phase II and the additional operating loan, plus interest accrued on the affiliate loan; and
c) $75,624 (77.1%) decrease in depreciation and amortization due to depreciation no longer being taken subsequent to the second quarter 1999, as the Partnership's property had been reclassified as a long lived asset to be disposed of.


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

          (a)  Exhibits - None
          (b)  Reports on Form 8-K - dated August 30, 2000


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

                              CAPITAL BUILDERS DEVELOPMENT PROPERTIES
                              a California Limited Partnership

                              By:  Capital Builders, Inc.
                              Its Corporate General Partner


Date:  November 7, 2000            By:
                                   Michael J. Metzger
                                   President


Date:  November, 2000              By:
                                   Kenneth L. Buckler
                                   Chief Financial Officer